Form 10KSB
period 1996-06-30
KENTUCKY FIRST BANCORP INC
filed 1996-09-27
CIK 943891

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------
(Mark One)                        FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                          Commission File No. 1-13904
                                              -------

                         KENTUCKY FIRST BANCORP, INC.
                -----------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                          61-1281483
- ---------------------------------                      ---------------------
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

306 NORTH MAIN STREET, CYNTHIANA, KENTUCKY                   41031-1210
- ---------------------------------------------          ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (606) 234-1440

          Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.01 per share             American Stock Exchange
- --------------------------------------       ----------------------------------
          (Title of Class)                 (Name of Exchange on Which Registered

          Securities registered pursuant to Section 12(g) of the Act:
                                 Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X       No _______
                   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the fiscal year ended June 30, 1996:  $5,475,000

As of September 20, 1996, the aggregate market value of the 1,098,801 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $14,696,463 based on the closing sales price of $13.375 per share of the registrant's Common Stock on September 20, 1996 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 20, 1996: 1,388,625

Transitional Small Business Disclosure Format   Yes ________     No    X
                                                                    -------

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996. (Parts I and II)

     2. Portions of Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
- --------------------------------

GENERAL

     The Company. Kentucky First Bancorp, Inc. (the "Company"), a Delaware corporation, was organized at the direction of the Board of Directors of First Federal Savings Bank, Cynthiana, Kentucky ("First Federal" or the "Bank") in April 1995 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed August 28, 1995, with the Company issuing 1,388,625 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion and a note receivable from the ESOP. The Company's principal business is the business of the Bank. At June 30, 1996, the Company had total assets of $86.3 million, deposits of $51.8 million, net loans receivable of $43.0 million and shareholders' equity of $19.3 million.

     The Bank. First Federal was formed in 1888 under the name of Cynthiana Building & Saving Association. In 1966 the Bank converted to a federally-chartered savings and loan association and adopted the name of First Federal Savings and Loan Association of Cynthiana. The Bank converted to a federally chartered savings bank under the name of First Federal Savings Bank in January 1988. The Bank operates two offices in Cynthiana, Kentucky. The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing these funds by originating and purchasing loans secured by one- to four-family residential properties located in its market area, construction loans, commercial and multi-family mortgage loans, agricultural loans, commercial business loans and consumer loans.

     First Federal's business strategy is to operate a well capitalized, profitable community savings association dedicated to financing home ownership in its market area and providing quality service to its customers. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits for each depositor. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 district banks comprising the FHLB System. The Bank is subject to comprehensive examination, supervision and regulation by the OTS and the FDIC. Such regulation is intended primarily for the protection of depositors.

     Both the Company's and First Federal's executive offices are located at 306 North Main Street, Cynthiana, Kentucky 41031-1210, and its telephone number is
(606) 234-1440.

RECENT DEVELOPMENTS

     SAIF PREMIUM DISPARITY. Currently, there exists a substantial disparity in the deposit insurance premiums paid by members of the SAIF, such as the Bank, and members of the Bank Insurance Fund ("BIF"). This premium disparity places SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions. A number of proposals have been considered to recapitalize the SAIF in order to eliminate the premium disparity. The Senate and the House of Representatives have both, as part of a budget reconciliation package to balance the federal budget, approved legislation requiring a one-time assessment of an amount sufficient to bring the SAIF to a level equal to 1.25% of insured deposits (originally estimated to be approximately 0.85% of insured deposits) to be imposed on all SAIF-insured deposits as of March 31, 1995. Such legislation was subsequently vetoed. This assessment was originally scheduled to be payable during the first quarter of 1996. It is unknown whether legislation of this type will be enacted, or if enacted, the amount of any such special assessment. It is currently estimated that an assessment of between 0.67% and 0.71% of insured deposits would be required to fully recapitalize the SAIF.

If a special assessment equal to 71 basis points were to be required, it would result in a one-time charge of up to approximately $381,000, which would have the effect of reducing the Bank's tangible and core capital to $15.2 million, or 17.8% of adjusted total assets, and risk-based capital to $15.6 million, or 34.8% of risk-weighted assets as of June 30, 1996.

     BAD DEBT RECAPTURE. On August 20, 1996, the President signed into law the Small Business Jobs Protection Act. Included within this act were provisions repealing the percentage of taxable income method of calculating a thrift's bad debt reserve for tax purposes. This method had permitted thrift institutions, such as the Bank, who satisfied certain definitional tests and other conditions prescribed by the Internal Revenue Code to deduct an annual addition to their bad debt reserve calculated as a percentage of taxable income. Other financial institutions generally were required to calculate their bad debt deduction based upon actual loss experience (the "experience method"). As a result of the elimination of the percentage of taxable income method, institutions that have utilized such method will be required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method, over a period of six years commencing in the first taxable year beginning after December 31, 1995. An institution will be able to defer recapture until up to the third taxable year after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originations originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The Bank does not expect that the recapture of the Bank's post-1987 reserves will have a material adverse effect on the Bank's operations.

MARKET AREA

     The Bank considers its primary market area to consist of the eight counties of Harrison, Pendleton, Scott, Grant, Robertson, Nicholas, Bourbon and Fayette Counties, Kentucky. Management believes that most of the Bank's depositors and borrowers are residents of these counties. The City of Cynthiana is located in Harrison County which is the economic hub of the seven-county area, excluding Fayette. Cynthiana is located 26 miles north of Lexington, Kentucky, 100 miles east of Louisville, Kentucky and 80 miles south of Cincinnati, Ohio. Based upon the 1990 population census, Cynthiana had a population of 6,100 and approximately 16,000 persons lived in Harrison County.

     The economy in the Bank's market area is based on a mixture of manufacturing and agriculture, primarily within the tobacco industry. Other employment is provided by a variety of service employers, manufacturing industries, wholesale/retail trade employers and state and local government. Large local employers include 3-M, Grede Perm, Bullard Manufacturing, Bundy Tubing, Southland Container Concept Packaging Group, Ladish Manufacturing and Maysville Community College - Licking Valley Office, a community college located in Cynthiana with an enrollment of approximately 825 students. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Harrison County as of December 1994 was 3.6% as compared to 4.4% for the Commonwealth of Kentucky.

LENDING ACTIVITIES

     General. First Federal's primary lending activity is the origination and purchase of conventional mortgage loans for the purpose of constructing, purchasing or refinancing one- to four-family residential properties in its primary market area. The Bank also makes construction loans and originates loans secured by multi-family properties, commercial properties and originates commercial, farm and consumer loans. In recent years, the Bank has purchased whole loans and participation interests in loans secured by one- to four-family properties and commercial and multi-family real estate. Such loans are originated and serviced by an unaffiliated mortgage broker. See " -- Originations and Purchases of Loans."

     Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:
(i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 15% of unimpaired capital and surplus.

     At June 30, 1996, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $2.4 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $1.6 million.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1996, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                                     At June 30,
                                                               ---------------------------------------------------------
                                                                       1996                                 1995
                                                               --------------------                 --------------------
                                                               Amount           %                   Amount           %
                                                               ------        ------                 ------        ------
                                                                                 (Dollars in thousands)
Type of Loan:
- ------------
Real estate loans:
  One- to four-family residential and construction (1)..    $  24,830         56.79%             $  23,971        58.71%
  Multi-family residential..............................        4,477         10.24                  3,703         9.07
  Agricultural..........................................        5,206         11.91                  4,887        11.97
  Commercial............................................        5,256         12.02                  4,752        11.64
                                                            ---------      --------              ---------     --------
     Total real estate loans............................       39,769         90.96                 37,313        91.39

Commercial loans........................................          821          1.88                    611         1.50
Agricultural operating loans............................        1,030          2.36                    987         2.42

Consumer loans:
  Automobiles...........................................          249          0.57                    290         0.71
  Mobile home...........................................          219          0.50                    257         0.63
  Savings account.......................................          710          1.62                    586         1.44
  Other.................................................          922          2.11                    889         1.91
                                                            ---------      --------              ---------     --------
     Total consumer loans...............................        2,100          4.80                  1,920         4.69
                                                            ---------      --------              ---------     --------
     Total loans........................................       43,720        100.00%                40,933       100.00%
                                                                           ========                            ========

Less:
  Loans in process......................................          178                                  321
  Deferred loan fees....................................           78                                   66
  Unearned discount.....................................           77                                  103
  Allowance for loan losses.............................          367                                  352
                                                            ---------                            ---------
     Loans receivable, net..............................    $  43,020                            $  40,091
                                                            =========                            =========

- --------------------
(1) At June 30, 1996, constructions loans amounted to $195,000 and represented 0.4% of total gross loans. Management estimates that the amount of construction loans outstanding during the periods shown in the above table did not exceed $300,000.

LOAN MATURITY SCHEDULE

     The following table sets forth certain information at June 30, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                              Due Within      Due 1-3        Due 3-5          Due 5-10            Due 10-20
                                1 Year         Years          Years             Years               Years
                                After          After          After             After               After
                               6/30/96        6/30/96        6/30/96           6/30/96             6/30/96        Total
                              --------       --------       --------           --------           --------      --------
                                                                            (In thousands)
Real estate mortgage......    $  1,266       $  3,113       $  3,666           $ 14,664          $ 17,060       $ 39,769
Consumer..................         197            497            604                802                --          2,100
Commercial................         175            441            532                703                --          1,851
                              --------       --------       --------           --------          --------       --------
     Total................    $  1,638       $  4,051       $  4,802           $ 16,169          $ 17,060       $ 43,720
                              ========       ========       ========           ========          ========       ========

     The following table sets forth at June 30, 1996, the dollar amount of all loans due one year or more after June 30, 1996 which have predetermined interest rates and have floating or adjustable interest rates.

                                                   One Year or More
                                         -----------------------------------
                                         Predetermined        Floating or
                                             Rate           Adjustable Rates
                                         -------------      ----------------
                                                  (In thousands)
          Real estate mortgage.......          $14,687               $26,755
          Consumer...................              520                    --
          Commercial.................              120                    --
                                               -------      ----------------
              Total..................          $15,327               $26,755
                                               =======      ================

     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, the Bank's mortgage loans generally give First Federal the right to declare a loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid.

     One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At June 30, 1996, $24.8 million, or 56.8% of the Bank's gross loan portfolio consisted of loans secured by one-to four-family residential real properties primarily located in the Bank's market area.

     The Bank originates both fixed rate and adjustable rate mortgage loans ("ARMs"). The Bank offers fixed rate mortgage loans with terms of up to 30 years. Adjustable rate loans are originated for terms of up to 30 years. Currently, First Federal's adjustable rate loans are indexed to the National Monthly Cost of Funds Rate to SAIF-Insured Institutions (the "Index Rate"). In late March 1995, the Bank changed the index used to the weekly average yield on U.S. Treasury Securities adjusted to a Constant Maturity of One Year. The interest rates on these mortgages are adjusted annually with a limitation of two percentage points per adjustment and six percentage points over the life of the loan. The minimum rate on such loans is 5%.

          The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans to 85% of the lesser of the appraised value or purchase price of the property. In August 1994, the Bank instituted a program to provide mortgages to first time home buyers who purchase their home in Harrison County. Such loans are made in amounts of up to 95% of the appraised value or purchase price of the property. Private mortgage insurance is required.

     The retention of ARMs in the portfolio helps reduce First Federal's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest costs to the borrower. Although ARMs allow First Federal to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate ceiling contained in ARM contracts. Accordingly, there can be no assurance that yields on First Federal's ARM's will adjust sufficiently to compensate for increases in its cost of funds.

     Multi-family and Commercial Real Estate Loans. The Bank has been active in the origination and purchase of loans secured by commercial real estate and multi-family properties. At June 30, 1996, multi-family and commercial real estate loans totaled $4.5 million and $5.3 million, respectively, and represented 10.2% and 12.0%, respectively, of the Bank's gross loan portfolio. Certain of these loans had been originated by an outside broker and subsequently purchased by the Bank. See " -- Originations and Purchases of Loans."

     Multi-family and commercial real estate loans are made in amounts of up to 80% of the appraised value of the property and may be on a fixed or adjustable rate basis with fixed rate loans underwritten for terms of up to 30 years and adjustable rate loans up to 30 years. Prior to committing to make a multi-family or commercial real estate loan, the Bank requires that the prospective borrower provide a cash flow statement indicating sufficient cash flow from the property to service the loan. The Bank reviews any tenant leases and requires that the payments under such leases be assigned to the Bank.

     The Bank's multi-family real estate loans consist primarily of loans secured by apartment buildings which are primarily located in the Bank's market area. Generally, these apartment buildings are small with an average of eight to twelve units. The Bank's largest multi-family property loan amounted to $567,000 at June 30, 1996 and was secured by a 42 unit duplex apartment complex.

     The Bank's commercial real estate portfolio consists of loans secured by office buildings, nursing homes, warehouse properties and churches. The Bank's largest commercial real estate loan is secured by a nursing home located in Butler, Kentucky. Such loan had a balance of $698,000 at June 30, 1996.

     Multi-family and commercial real estate lending entails significant additional risks as compared to one-to four-family residential lending. Such loans typically involve large loans to single borrowers or related borrowers. At June 30, 1996, the average size of the Bank's multi-family and commercial real estate loans was $135,000 as compared to the average size of residential real estate loans which was $34,000. Such loans also involve a greater repayment risk as repayment is typically dependent on the successful operation of the project such that the income generated by the project is sufficient to cover operating expenses and debt service, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. In addition, commercial real estate is more likely to be subject to some form of environmental contamination. The Bank is now pricing multi-family and commercial loans it originates 25 to 60 basis points above the single-family loan rate to compensate the Bank for these additional risks. However, the interest rates on purchased multi-family and commercial real estate loans are established by the unaffiliated loan broker and on average are at least 50 basis points above the rates charged by the Bank on one-to four-family mortgage loans. To minimize these risks, the Bank generally limits itself to loans secured by properties located in the Bank's market area.

     Construction Loans. First Federal engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties. Such loans convert to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At June 30, 1996, the Bank's loan portfolio included $195,000 of loans secured by properties under construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in three increments as construction progresses and as inspections warrant. Construction/permanent loans may have either an adjustable or fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Interest that has accrued during the construction phase is due upon the conversion of the loan to a permanent loan. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank's permanent mortgage loan financing for the subject property) in the Bank's market area.

     The Bank makes a limited number of construction loans to contractors to finance the construction of residential properties on a speculative basis. The largest such loan had an outstanding balance of $582,000 as of June 30, 1996 and was secured by seven single family homes with an aggregate appraised value of $784,000. Terms of such loans provide that the Bank receives sufficient proceeds from the sale of individual properties in the project to satisfy the mortgage on that particular property. Certain of these construction loans were originated by an outside broker and purchased by the Bank. The broker continues to service the loans for the Bank including performing inspections and authorizing all draws under the construction loan. See " -- Originations and Purchases of Loans."

     The Bank also makes a limited number of construction loans to finance the construction of commercial and multi-family real estate.

     Consumer Loans. The consumer loans originated by the Bank include automobile loans, savings account loans and unsecured loans. The Bank's loan portfolio includes loans secured by mobile homes although the Bank no longer originates such loans. The Bank's automobile loans are generally underwritten in amounts up to 80% of the lesser of the purchase price of the automobile or the loan value as published by the National Automobile Dealers Association. The terms of such loans do not exceed 48 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy. The Bank makes savings account loans for terms of up to the lesser of six months or the maturity date of the certificate, securing the loan for up to 100% of the face amount of the certificate or the balance in the savings account. The interest rate charged on these loans is normally two percentage points above the rate paid on the certificate account and the account must be pledged as collateral to secure the loan. At June 30, 1996, the Bank's consumer loans totaled $2.1 million, or 4.8% of the Bank's gross loan portfolio.

     The Bank intends to continue the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than mortgage loans and for shorter terms. However, consumer loans generally involve more risk than one-to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral. The Bank's risks associated with consumer loans have been further limited by the modest amount of consumer loans made by the Bank.

     Agricultural Loans. The Bank originates agricultural loans both for the purchase or refinance of agriculture-related real estate and for operating purposes. At June 30, 1996, the Bank had $5.2 million in agricultural real estate loans, or 11.9% of its gross loan portfolio, and $1.0 million in agricultural operating loans, or 2.4% of the Bank's gross loan portfolio.

     Agricultural real estate loans are primarily secured by first liens on farmland or buildings thereon located in the Bank's market area. Loans are generally underwritten in amounts of up to 65% of the lesser of the appraised value or the fair market of the property on loans secured by farm land and 80% of the lesser of the appraised or fair market value on loans secured by farm buildings. Such loans may be underwritten on either a fixed rate with a term of up to 30 years or an adjustable rate basis for up to 30 years. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property. The average size of an agricultural real estate loan originated by the Bank is approximately $51,000.

     Agricultural operating loans are made to finance the acquisition of farm equipment, seed, fertilizer, cattle feed and other operating expenses of a farm over the course of a year. As with agricultural real estate loans, the Bank has been making these types of loans to satisfy the demand in its market area. Because such loans are made to finance a farm's annual operations, the terms of agricultural operating loans do not exceed one year and are at a fixed rate. Interest payments are made at least semi-annually and the rate may be changed semi-annually in accordance with market rates.

     In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the farm's income stream as well as the value of collateral used to secure the loan. Collateral generally consists of the cash crops produced by the farm, predominantly tobacco in the Bank's market area, and cattle. The Bank requires that the borrowers provide evidence of hazard insurance on any equipment that will be collateral.

Representatives of the Bank inspect such collateral on a periodic basis. In certain instances, the Bank may also take a lien on real estate as additional collateral for an agricultural operating loan. In such instances, the Bank generally requires that an appraisal of the real estate by a certified appraiser be performed, if the loan is in excess of $100,000. For loans of less than $100,000, as circumstances warrant, the appraisal may be performed by the Executive Committee.

     Agricultural real estate and operating loans involve a greater degree of risk as payments on such loans depend, to a large degree, on the results of operation of the related farm. In addition, agricultural operating loans are generally made at the beginning of the growing season and are secured by the crops, primarily tobacco, not yet grown. The ultimate value of the collateral depends on the grade of tobacco produced and the prevailing price for that grade at the time the tobacco is sold. As neither the grade of the tobacco nor the market price to be obtained at the time of sale can be determined with certainty at the inception of the loan, there is a risk that the ultimate value of the collateral securing an agricultural operating loan may be significantly less than the principal balance owed.

     Commercial Loans. The Bank originates a limited amount of commercial loans to small and medium sized businesses located in its market area. At June 30, 1996, the Bank's commercial business loans amounted to $821,000, or 1.9% of the Bank's gross loan portfolio.

     Commercial loans are generally made to finance the purchase of inventory, equipment and for short-term working capital. Such loans are generally secured, although loans are sometimes granted on an unsecured basis. Commercial business loans are generally written for a term of one year or less although may be renewed by the Bank at maturity. Interest payments are made at least semi-annually and the rate may be changed semi-annually in accordance with market rates.

     Commercial loans involve a greater degree of risk than other types of lending as payments on such loans are often dependent on successful operation of the business involved which may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize this risk through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business and collateral.

     Loan Solicitation and Processing. Loan originations are derived from a number of sources, including walk-in customers and referrals by realtors, depositors and borrowers. The Bank has implemented a marketing program during fiscal 1996 under the direction of the Bank's Vice President and Marketing Officer, Diane Ritchie.

     Upon receipt of a loan application from a prospective borrower, a credit report and employment and other verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank, if the loan is in excess of $100,000. For loans of less than $100,000, as circumstances warrant, the appraisal may be performed by the Executive Committee.

     All one- to four-family and commercial mortgage loans above $125,000 are required to be presented to the Board of Directors for final approval. Mortgage loans below that amount may be approved by individual loan officers. Individual loan officers may approve unsecured consumer loans and agricultural operating loans up to $10,000; unsecured consumer loans in amounts of up to $40,000 may be approved by the Bank's Executive Committee with loans in excess of such amounts approved by the Bank's Board of Directors. Commercial loans up to $25,000 may be approved by a loan officer with loans in excess of that amount up to $75,000 to be approved by the Bank's Executive Committee. All commercial business loans in excess of $75,000 require the approval of the Board of Directors. Loan applicants are promptly notified of the decision of the Bank. Interest rates on approved loans are subject to change if the loan is not funded within 30 days after approval, although the Bank will commit to provide the financing for up to six months from the date of approval. It has been management's experience that substantially all approved loans are funded. Fire and casualty insurance, as well as flood insurance, are required for all loans as appropriate, and a title opinion is required for loans secured by real estate.

     Originations and Purchases of Loans. The Bank's loans are primarily originated by salaried loan officers of the Bank. In addition, the Bank has purchased one-to four-family mortgage loans from various sources in the Bank's market area and has purchased a number of whole loans and participation interests in loans from an established mortgage broker headquartered in Lexington, Kentucky. The Bank does not originate any loans for sale in the secondary market. The following table sets forth certain information with respect to originations and purchases of loans during the periods indicated.

                                             Year Ended June 30,
                                           ----------------------
                                             1996          1995
                                           --------      --------
                                               (In thousands)
   Loans originated:
    Real estate loans:
     One- to four-family residential....   $  3,541      $  5,009
     Multi-family residential...........        640           449
     Agricultural.......................      1,085           347
     Commercial and other...............      1,138           276
     Construction.......................        575           117
    Commercial loans....................        976           398
    Agricultural operating loans........        804           609
    Consumer loans:
     Automobile.........................        133           106
     Savings account....................        233           533
     Other consumer.....................      1,163         1,010
                                           --------      --------
      Total loans originated............   $ 10,288      $  8,854
                                           ========      ========

   Loans purchased:
    Real estate loans:
     One- to four-family residential....   $    521      $  1,360
     Multi-family residential...........         74           368
     Commercial and other...............        184           280
                                           --------      --------
      Total loans purchased.............   $    779      $  2,008
                                           ========      ========

   Total loans sold.....................   $     --      $     --
                                           ========      ========

     The Bank purchases loans to supplement its lending activities during periods of low loan demand. The Bank has purchased one- to four-family loans from various institutions and an unaffiliated mortgage broker, located in Lexington, Kentucky. These loans are primarily secured by real estate located in and around Lexington, Kentucky and continue to be serviced by the sellers. In addition, the Bank has purchased whole loans and a limited number of participation interests in a variety of commercial real estate and multi-family real estate loans. These loans are originated by the unaffiliated mortgage broker headquartered in Lexington, Kentucky and are secured by properties which are primarily located in and around Lexington Kentucky. The mortgage broker does not retain any ownership interest in the loans purchased by the Bank although receives a fee for servicing the loans. As of June 30, 1996, the Bank had purchased from this broker participation interests in four loans with outstanding balances as of that date totaling $1.6 million, or 3.7% of total gross loans and had purchased whole loans totaling $4.3 million, or 9.8% of total gross loans. Fourteen of these loans or participation interests aggregating $3.9 million, or 8.9% of total gross loans at June 30, 1996 were secured by commercial or multi-family real estate.

     With respect to purchased multi-family and commercial loans, the Bank reviews certain financial and property information provided to the Bank by the broker prior to determining to approve the loan. Generally, the Bank's Executive Committee also visits the property which will secure the loan. In the case of purchased construction loans, a representative of the broker performs inspections on the property and informs the Bank when additional advances are warranted.

     Generally, in addition to the risks associated with the specific type of loan purchased, the purchase of loans involves certain additional risks resulting from the Bank's lower level of control over the origination and subsequent administration of the loans. In addition, certain of the loans purchased by the Bank in the past do not conform to the Bank's current underwriting standards. In January, 1995, the Bank implemented a policy (and informed the mortgage broker in this regard) that prior to its consideration of any future loan purchases, the Bank will require a detailed description of the proposed terms of the loan, copies of all applicable financial statements, tax returns and credit reports, a current appraisal on the property securing the proposed loan, occupancy information and copies of all underlying leases, if applicable, and a signed application. If the proposed loan is to be a construction loan, the Bank will also require all cost estimates and must receive inspection certificates and lien waivers prior to making any disbursements under the loan. The Bank will also require updated financial information at least annually on all outstanding commercial and multi-family real estate loans or participations.

     For a discussion of certain purchased loans classified as "substandard" under the Bank's asset classification system, see " -- Asset Classification and Allowance for Loan Losses."

     Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

     In addition to the interest earned on loans, the Bank receives fees in connection with loan commitments and originations, late payments and fees for miscellaneous services related to its loans. The Bank charges an origination fee for its adjustable rate mortgage loans and fixed rate mortgage loans.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. The Bank also makes quarterly inspections of all property securing delinquent loans. At June 30, 1996 the Bank had $89,000 and $143,000 in assets classified as special mention and substandard, respectively, and had $2,000 in assets classified as doubtful, while no loans were classified as loss.

     Included in the balance of substandard loans was a loan to an individual secured by a commercial property which had a balance of $36,000 as of June 30, 1996. Payments on this loan are approximately 13 months delinquent although the Bank has received sporadic payments.

     The remaining substandard loans consist primarily of loans secured by one- to four-family properties.

     In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's earnings.

     General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. General allowances are included in calculating the Bank's risk-based capital, while specific allowances are not so included. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. As of June 30, 1996, the Bank's allowance for loan losses did not include any specific loss reserves.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. There were no charge-offs or recoveries during either of the periods indicated.

                                               Year Ended June 30,
                                             -----------------------
                                             1996              1995
                                             -----             -----
                                                  (In thousands)
Balance at beginning of period.............  $ 352             $ 152
Provision for losses on loans..............     15               200
                                             -----             -----
Balance at end of period...................  $ 367             $ 352
                                             =====             =====
Ratio of net charge-offs to average loans
  outstanding during the period............     --%               --%
                                             =====             =====

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                          At June 30,
                                           -------------------------------------------------
                                                  1996                      1995
                                           ------------------        -----------------------
                                                         Percent                 Percent
                                                         of Loans                of Loans
                                                      in Each Cate-           in Each Cate-
                                                      gory to Total           gory to Total
                                           Amount         Loans      Amount       Loans
                                           ------     -------------  -------  --------------
                                                        (Dollars in thousands)
Real estate - mortgage:
  One- to four-family residential and
    construction.......................    $ 149          56.79%      $ 166        58.71%
  Multi-family residential.............       --          10.24          --         9.07
  Agricultural.........................       --          11.91          --        11.97
  Commercial...........................      174          12.02         176        11.64
Commercial loans.......................        6           1.88           6         1.50
Agricultural operating loans...........       31           2.36          --         2.42

Consumer loans:
  Automobiles..........................       --           0.57          --         0.71
  Mobile homes.........................       --           0.50          --         0.63
  Savings account......................       --           1.62          --         1.44
  Other consumer loans.................        7           2.11           4         1.91
                                           -----         ------       -----       ------
    Total allowance for loan losses....    $ 367         100.00%      $ 352       100.00%
                                           =====         ======       =====       ======

     Non-Performing Loans and Other Problem Assets. Management reviews the Bank's loans on a regular basis. Loans are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with generally accepted accounting principles, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15 at the dates indicated. In addition, the Bank had no real estate acquired as a result of foreclosure.

                                                                   At June 30,
                                                        ---------------------------------
                                                          1996                    1995
                                                        -------                 ---------
                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real Estate:
    One- to four-family residential and construction..    $  --                     $  --
    Multi-family residential..........................       --                        --
    Agricultural......................................       --                        --
    Commercial........................................       36                        38
  Commercial loans....................................       --                        --
  Agricultural operating loans........................       --                        --
  Consumer............................................       --                        --
                                                          -----                     -----
     Total............................................       36                        38
                                                          -----                     -----

Accruing loans which are contractually past due
90 days or more:
  Real estate:
    One- to four-family residential and construction..       --                        12
    Multi-family residential..........................       --                        --
    Agricultural......................................       74                        --
    Commercial........................................       --                       312
  Commercial loans....................................       10                        --
  Agricultural operating loans........................       --                        --
  Consumer............................................        2                        --
                                                          -----                     -----
     Total............................................    $ 122                     $ 362
                                                          =====                     =====

Total non-performing loans as a percentage
  of total net loans..................................     0.28%                     0.90%
                                                          =====                     =====

Total non-performing assets as a percentage
  of total assets.....................................     0.14%                     0.58%
                                                          =====                     =====
____________________

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.

          Loans generally are placed on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. During the year ended June 30, 1996, gross interest income of $3,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. Accruing loans which were contractually past due 90 days or more at June 30, 1996 totaled $122,000 and consisted primarily of one real estate loan secured by agricultural property which had a principal balance of $74,000 at June 30, 1996. See " -- Asset Classification and Allowance for Loan Losses."

          Loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $89,000 at June 30, 1996.

INVESTMENT ACTIVITIES

          First Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see "Regulation of the Bank -- Liquidity Requirements."

          The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. The investment activities of the Bank consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. The Bank's investment securities include bonds issued by the Tennessee Valley Authority ("TVA"), which are not guaranteed by the U.S. government, and obligations of the Commonwealth of Kentucky and political subdivisions thereof. The Bank generally does not invest in obligations of states other than Kentucky. Such municipal securities are not guaranteed by any third party. The Bank has also invested in structured notes issued by the FHLB, as discussed below. Investment decisions generally are made by the Investment Committee consisting of three directors of the Bank and later ratified by the full Board of Directors.

          In accordance with SFAS No. 115, effective July 1, 1994, the Bank classified its investments portfolio as held to maturity. The Bank's investment securities were recorded at cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the term of the related security. During September 1995, the Financial Accounting Standards Board ("FASB") granted financial institutions the opportunity to reclassify investment portfolios without calling into question the institution's prior intent with respect to such securities under SFAS No. 115. The Company took advantage of this opportunity by reclassifying approximately $3.0 million of investment securities and $1.3 million of mortgage-backed securities from held-to-maturity to the available for sale classification. All reclassifications were made on a single day in conformity with the requirement. Management believes that such changes will allow more flexibility in managing interest rate risk within the investment and mortgage-backed securities portfolios. For further information, see Notes A-2 and B of Notes to Financial Statements.

          Since the Conversion, the proceeds from the sale of stock have been invested primarily in FHLB notes aggregating $6.5 million and in notes issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") of approximately $6.7 million. The FHLMC notes have an average maturity of 2 to 25 years.

          Mortgage-Related Securities. The Bank invests in mortgage-related securities such as collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"), primarily as an alternative to mortgage loans or mortgage-backed securities. CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and, as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities.

          Some mortgage-related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage-related securities instruments are entitled to the excess, if any, of the issuer's cash inflows. These mortgage-related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. The Bank does not purchase residual interests in mortgage-related securities.

          At June 30, 1996, the Bank had $5.8 million in CMOs and REMICs, which amounted to 6.7% of total assets. All of the CMOs and REMICs owned by the Bank are insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of either FNMA or FHLMC. The CMOs and REMICs owned by the Bank include both fixed and floating rate instruments.

          Prepayments in the Bank's mortgage-related securities portfolio may be affected by declining and rising interest rate environments. In a low and declining interest rate environment, prepayments would be expected to increase. In such an event, the Bank's fixed-rate CMOs and REMICs purchased at a premium price could result in actual yields to the Bank that are lower than anticipated yields. The Bank's floating rate CMOs and REMICs would be expected to generate lower yields as a result of the effect of falling interest rates on the indexes for determining payment of interest. Additionally, the increased principal payments received may be subject to reinvestment at lower rates. Conversely, in a period of rising rates, prepayments would be expected to decrease, which would make less principal available for reinvestment at higher rates. In a rising rate environment, floating rate instruments would generate higher yields to the extent that the indexes for determining payment of interest did not exceed the life-time interest rate caps. Such prepayment may subject the Bank's CMOs and REMICs to yield and price volatility.

          Mortgage-Backed Securities. The Bank also invests in traditional mortgage-backed securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank.

          Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

          The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using the interest method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

          The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed and mortgage-related securities. At June 30, 1996, the Bank had $23.2 million in mortgage-backed securities (representing 100% of the Bank's gross mortgage-backed securities portfolio, or 26.9% of total assets), insured or guaranteed by FNMA, FHLMC or GNMA.

          Structured Notes. The Bank has also invested in structured notes issued by the FHLBs. These securities represent obligations of the FHLBs to repay principal with interest that is either fixed or fluctuates in accordance
with an interest formula tied to various indices.   Certain of these securities
involve certain risks not associated with investments in a conventional debt security. If the interest rate on a note is indexed, the change in the interest rate may result in an interest rate that is less than that payable on a conventional fixed rate debt security issued at the same time. Moreover, the secondary market for such notes is affected by factors independent of the creditworthiness of the issuer and the value of the index, including other interest rates, the volatility of the index to which interest on the notes is tied, time remaining to maturity, and the amount of such notes outstanding. The Bank has purchased its structured notes in an effort to increase the yield in its investment portfolio.

          The Bank's structured notes have adjustable rates that adjust quarterly or semi-annually based on certain indices such as the Ten-Year CMT. The interest rates on these notes have caps and floors. The interest rate floors on the Bank's structured notes range from 0.6% to 5.0% and the interest rate caps range from 8.9% to 24.0%. The Bank's current intention is to discontinue purchases of structured notes.

      The following table sets forth the carrying value of the Bank's investments at the dates indicated.


                                                                      At June 30,
                                                                 --------------------
                                                                  1996       1995
                                                                 -------  -----------
                                                                    (In thousands)
      Investment securities held to maturity:
        U.S. government obligations............................  $    --      $ 1,498
        Tennessee Valley Authority bonds.......................       --          644
        FHLB obligations.......................................    4,386        6,972
        FHLMC notes............................................    3,610           --
        FNMA notes.............................................    2,089          995
        Municipal obligations..................................    2,379        1,814
                                                                 -------      -------
          Total investment  securities held to maturity........   12,464       11,923
                                                                 -------      -------

      Investment securities available for sale:
        Tennessee Valley Authority bonds.......................      652           --
        FHLB obligations.......................................    1,917           --
        FNMA notes.............................................      500           --
                                                                 -------      -------
          Total investment securities available for sale.......    3,069           --
                                                                 -------      -------
            Total investment securities........................  $15,533      $11,923
                                                                 =======      =======

      Mortgage-backed securities held to maturity:
        FHLMC participation certificates.......................    1,988        2,712
        GNMA participation certificates........................    2,377        1,752
        FNMA participation certificates........................   14,677        1,562
                                                                 -------      -------
          Total mortgage-backed securities held
            to security........................................   19,042        6,026
                                                                 -------      -------

      Mortgage-backed securities available for sale:
        FHLMC participation certificates.......................    4,135           --
                                                                 -------      -------
          Total mortgage-backed securities available for sale..    4,135           --

          Total mortgage-backed securities.....................   23,177        6,026

      Interest-earning deposits and certificates...............      643        1,173
                                                                 -------      -------

            Total investments and mortgage-backed
              securities:......................................  $39,353      $19,122
                                                                 =======      =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment and mortgage-backed securities, including those designated as available for sale at June 30, 1996.



                        One Year or Less    One to Five Years   Five to Ten Years  More than Ten Years  Total Investment Portfolio
                       -----------------    -----------------   -----------------  -------------------  --------------------------
                       Carrying  Average    Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Market  Average
                        Value     Yield      Value     Yield     Value     Yield     Value     Yield     Value    Value    Yield
                       --------  --------   --------  -------   --------  -------  --------  --------   --------  ------  -------
                                                               (Dollars in thousands)
Investment securities:
  U.S. obligations.....  $   --      --%    $  250     7.12%    $3,300     7.28%   $    --        --%   $ 3,550   $ 3,488   7.27%

  Tennessee Valley
   Authority bonds.....     498    6.00         --       --        149     7.45         --        --        647       653   6.33

  FHLB obligations.....      --      --      3,368     5.36      2,995     6.18         --        --      6,363     6,089   5.75

  FNMA notes...........   1,100    5.30        500     6.02        994     6.27         --        --      2,594     2,560   5.81

  State and municipal
   obligations.........     320    6.65        520     4.96        739     4.99        800      4.94      2,379     2,348   5.19

  Mortgage-backed
   securities..........     191    7.00        769     5.96        557     7.34     21,680      6.78     23,197    22,480   6.77

  Interest-earning
   deposits and
    certificates of
     deposits..........     643    4.02         --       --         --       --         --        --        643       643   4.02
                         ------             ------             -------             -------              -------   -------
     Total.............  $2,732             $5,407             $ 8,734             $22,480              $39,353   $38,261
                         ======             ======             =======             =======              =======   =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, First Federal derives funds primarily from loan principal repayments, maturing investment securities, and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

     Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit currently ranging in term from 91 days to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

     The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary market. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totalled $3.4 million, or 6.6% of the Bank's total savings portfolio at June 30, 1996. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank was unable to obtain funds from alternative sources. However, First Federal has no brokered funds, nor do these Jumbos represent brokered funds.

     Savings deposits in the Bank as of June 30, 1996 were represented by the various types of savings programs described below.

                                                                                          June 30,
                                                                                            1996
     Interest   Minimum                                                       Minimum     Balances      Percentage of
       Rate      Term                   Category                              Amount    in Thousands   Total Savings
     --------   -------                 --------                              -------   ------------   -------------
     2.80%      None                    Passbook Savings                      $    50     $   6,299         12.17%
     --         None                    Demand Checking                           200         1,088          2.10
     2.00       None                    NOW Accounts                              400         4,849          9.37
     2.10       None                    Super NOW Accounts                      1,000         2,931          5.66
     2.95       None                    Money Market Deposit Accounts           2,500         2,365          4.57
  *  3.44       None                    First Money MMDA Accounts              10,000           493          0.95

                Certificates of Deposit
                -----------------------

  *  4.00       91 days                 91-day Fixed Term, Fixed Rate           1,000           274          0.53
  *  4.79       6 months                6 Month Fixed Term, Fixed Rate          1,000         5,832         11.26
  *  5.15       1 year                  1 Year, Fixed Term, Fixed Rate          1,000        11,179         21.59
  *  5.73       18 months               18 Month Fixed Term, Fixed Rate         1,000           894          1.73
  *  5.60       24 months               24 Month "Bump" **                      5,000         4,159          8.03
  *  5.45       30 months               30 Month Fixed Term, Fixed Rate         1,000           738          1.43
  *  5.23       36 months               36 Month Fixed Term, Fixed Rate         1,000         3,630          7.01
  *  5.46       5 years                 5 Year Fixed Term, Fixed Rate           1,000         3,512          6.78
  *  5.67       18 months               IRA 18 Month Fixed Term, Fixed Rate       500         3,535          6.82
                                                                                       ------------       -------
                                                                                        $    51,778        100.00%
                                                                                       ============       =======

- --------------------
*    Represents weighted average interest rate. Certificate holder has option at
** any time during term of certificate to request a one-time increase to then prevailing 24 month certificate of deposit rate.



     The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                    Year Ended June 30,
                     ------------------------------------------------
                          1996                   1995
                         ------                 ------

                     Interest-                  Interest-
                     Bearing                    Bearing
                     Demand          Time       Demand        Time
                     Deposits      Deposits     Deposits    Deposits
                    ----------    ----------   ----------  ----------
                                 (Dollars in thousands)
Average balance.... $16,700       $34,847      $18,519     $35,307
Average rate.......   2.93%         5.21%        2.64%       4.63%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                         Balance at                                 Balance at
                          June 30,       % of         Increase       June 30,        % of
                           1996        Deposits      (Decrease)        1995        Deposits
                         ----------    ---------     ----------     ----------     --------
                                              (Dollars in thousands)
NOW and super NOW......     $ 8,868        17.13%       $ 1,396        $ 7,472        14.07%
Money Market Accounts..       2,858         5.52           (810)         3,668         6.91
Jumbo certificates.....       3,413         6.58         (1,066)         4,479         8.43
Certificates...........      30,340        58.60         (1,114)        31,454        59.23
Passbook savings.......       6,299        12.17            268          6,031        11.36
Other..................          --           --             (1)             1           --
                            -------       ------        -------        -------       ------
     Total.............     $51,778       100.00%       $(1,327)       $53,105       100.00%
                            =======       ======        =======        =======       ======

     The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                        At June 30,
                     -------------------------
                      1996               1995
                     ------             ------
                           (In thousands)
2.01 -  4.00%....    $   2,201       $   2,252
4.01 -  6.00%....       20,816          22,078
6.01 -  8.00%....       10,611          11,350
8.01 - 10.00%....          125             254
                     ---------       ---------
                     $  33,753       $  35,934
                     =========       =========

     The following table sets forth the amount and maturities of time deposits at June 30, 1996.

                                                            Amount Due
                                ------------------------------------------------------------------
                                Less Than                                      After
Rate                            One Year       1-2 Years       2-3 Years      3 Years       Total
- ----                            ---------      ---------       ---------      -------      -------
                                                               (In thousands)
2.01 -  4.00%.................  $   2,201      $      --       $     --         $    --      $    2,201
4.01 -  6.00%.................     18,341            934          1,121             420          20,816
6.01 -  8.00%.................      4,051          5,481            721             358          10,611
8.01 - 10.00%.................        120              5             --              --             125
                                ---------      ---------       --------         --------     ----------
                                $  24,713      $   6,420       $  1,842         $    778     $   33,753
                                =========      =========       ========         ========     ==========

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1996.

                                               Certificates
     Maturity Period                            of Deposit
     ---------------                          --------------
                                              (In thousands)
     Three months or less................          $  553
     More than three through six months..             603
     More than six through 12 months.....           1,100
     Over 12 months......................           1,157
                                                   ------
           Total.........................          $3,413
                                                   ======


     The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                       Year Ended June 30,
                                                      ---------------------
                                                       1996           1995
                                                      ------         ------
                                                         (In thousands)

Deposits............................................  $ 133,516    $ 94,403
Withdrawals.........................................   (135,529)    (97,205)
                                                      ---------    --------
  Net increase (decrease) before interest credited..     (2,013)     (2,802)
Interest credited...................................        686         653
                                                      ---------    --------
  Net increase (decrease) in savings deposits.......  $  (1,327)   $ (2,149)
                                                      =========    ========

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's one-to-four-family mortgage loans.

     The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation of the Bank --Federal Home Loan Bank System."

     The following table sets forth certain information regarding the Bank's FHLB advances (the Bank's only borrowing's outstanding during the periods) at the dates and for the periods indicated.

                                                               At or for the
                                                            Year Ended June 30,
                                                         -------------------------
                                                          1996               1995
                                                         ------             ------
                                                           (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances........................................  $14,528            $2,079

Weighted average rate paid on:
  FHLB advances........................................     5.46%             4.95%

                                                                For the Year
                                                               Ended June 30,
                                                         -------------------------
                                                          1996               1995
                                                         ------             ------
                                                           (Dollars in thousands)
Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances........................................  $14,528            $2,536

                                                                For the Year
                                                               Ended June 30,
                                                         -------------------------
                                                          1996               1995
                                                         ------             ------
                                                          (Dollars in thousands)
Approximate average short-term borrowings outstanding
  with respect to:
  FHLB advances........................................  $    --            $  833

Approximate weighted average rate paid on: (1)
  FHLB advances........................................     5.07%            5.88%

- --------------------
(1) Weighted average computed by dividing total interest paid by average balance outstanding.


     As of June 30, 1996, the Bank had $14.5 million in advances outstanding. Further asset growth may be funded through additional advances.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 1996, the Bank was authorized to invest up to $2.6 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. The Bank has one wholly owned subsidiary:
Cynthiana Service Corporation, a Kentucky corporation, formed for the purpose of holding the Bank's investments in data processing operations. At June 30, 1996, the Bank's total investment in the subsidiary was $15,000. The operations of Cynthiana Service Corporation are not consolidated with the operations of the Bank as the subsidiary's operations were immaterial.

COMPETITION

     The Bank experiences competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits and loans in Harrison County and the other counties in the Bank's market area comes from other savings institutions, credit unions, commercial banks, money market mutual funds, brokerage firms and insurance companies. Within Harrison County, the Bank is the only thrift institution although there are branches of commercial banks and one loan production office of a commercial bank. Although the Bank believes it ranks second in Harrison County in terms of total deposits, one of its primary competitors may have resources substantially greater than that of the Bank and can offer a wide variety of deposit and loan products. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions.

EMPLOYEES

     As of June 30, 1996, the Bank had 21 full-time employees, none of whom was represented by a collective bargaining agreement. First Federal believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

     The following sets forth information with respect to the executive officers of the Company who do not serve on the Board of Directors.

                           Age at
                          June 30,
     NAME                   1996                  TITLE
     ----                  ------                 -----
     Kevin R. Tolle          39                   Secretary/Treasurer
     Robbie G. Cox           49                   Vice President and Financial Officer

     KEVIN R. TOLLE is Secretary/Treasurer of the Company and Vice President and Secretary of the Bank. Mr. Tolle joined the Bank in 1975 as a teller and was promoted to his current position in 1994. He has served as the Bank's mortgage loan officer since 1986. He serves as a member of the Harrison County Habitat for Humanity and is a past member of the Cynthiana-Harrison County Jaycees and the Harrison County United Fund Board. He is a member of the New Friendship Baptist Church in Harrison County.

     ROBBIE G. COX is Vice President and Financial Officer of the Company and Vice President of the Bank, a position he has held since joining the Bank in December 1986. From September 1992 to December 31, 1993 he also served as Chief Executive Officer of the Bank and served as President and Chief Executive Officer of the Bank from January 1994 to May 1994. Mr. Cox is a member and past president of the Cynthiana Lions Club.

REGULATION OF THE COMPANY

     GENERAL. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). As such the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     Savings institutions are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     RESTRICTIONS ON ACQUISITIONS. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a "domestic building and loan association" under (S)7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and
(ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     Under the Bank Holding Company Act of 1956, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

REGULATION OF THE BANK

     GENERAL. As a federally chartered savings institution, First Federal is subject to extensive regulation by the OTS. The lending activities and other investments of First Federal must comply with various state and federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by SAIF. The Bank must file reports with these agencies describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear else where herein.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationship. Both core and tangible capital are further reduced by an amount equal to a gradually increasing percentage of the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 1996, First Federal had no such investments.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments as well as a pro rated portion of the assets of other subsidiaries for which deduction is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and, after July 1, 1990, by an increasing percentage of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1996, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1996.

                                                                               Percent of
                                                              Amount            Assets(1)
                                                              -------         -----------
                                                       (Dollars in thousands)
      Tangible capital......................................  $15,628              18.20%
      Tangible capital requirement..........................    1,288               1.50
                                                              -------              -----
        Excess..............................................  $14,340              16.70%
                                                              =======              =====

      Core capital..........................................  $15,628              18.20%
      Core capital requirement..............................    2,575               3.00
                                                              -------              -----
        Excess..............................................  $13,053              15.20%
                                                              =======              =====

      Total capital (i.e., core and supplementary capital)..  $15,995              35.60%
      Risk-based capital requirement........................    3,594               8.00
                                                              -------              -----
        Excess..............................................  $12,401              27.60%
                                                              =======              =====

- --------------------
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

     The OTS has adopted an amendment to its risk-based capital requirements that requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The OTS has not yet implemented these requirements. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the new rule and does not expect that it will be required to increase its total capital as a result of the rule upon its implementation.

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. If a savings institution is in compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

     Under implementing regulations, the federal banking regulators, including the OTS, generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well capitalized" under these regulations.

     QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To qualify as a QTL, a savings institution must maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing; (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas.

     In addition, a savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1996, approximately 79.31% of the Bank's assets were invested in Qualified Thrift Investments.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the
beginning of the calendar year.   A savings institution with total capital in
excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income
for the previous four quarters, less dividends already paid for such period.   A
savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank is authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association.

     Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

     Additionally, under FDICIA, as amended by the CDRI Act, the Federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

     DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C.

     SAIF members are generally prohibited from converting to BIF, also administered by the FDIC, or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve ratio of 1.25% of insured deposits. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to SAIF and an entrance fee to BIF. A savings institution is not prohibited from adopting a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

     On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC amendment became effective September 30, 1995. Subsequently, the FDIC reduced the premium rate to a range from the statutory minimum of $1,000 per semi-annual period for the most highly rated BIF-insured institutions and 0.27% of insured deposits for under-capitalized institutions. These amendments created a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and places SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

     A number of proposals have been considered to recapitalize the SAIF in order to eliminate the premium disparity. The Senate and the House of Representatives have both, as part of a budget reconciliation package to balance the federal budget, approved legislation requiring a one-time assessment of an amount sufficient to bring the SAIF to a level equal to 1.25% of insured deposits (originally estimated to be approximately 0.85% of insured deposits) to be imposed on all SAIF-insured deposits as of March 31, 1995. This legislation was subsequently vetoed by the President. This assessment was originally scheduled to be payable during the first quarter of 1996. It is unknown whether legislation of this type will be enacted, or if enacted, the amount of such special assessment. It is currently estimated that an assessment of between 0.67% and 0.71% of insured deposits would be required to fully recapitalize the SAIF. If a special assessment of 71 basis points were to be required it would result in a one-time charge of up to approximately $381,000, which would have the effect of reducing the Bank's tangible and core capital to $15.2 million, or 17.8% of adjusted total assets, and risk-based capital to $15.6 million, or 34.8% of risk-weighted assets as of June 30, 1996.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased servicing rights and purchased credit card receivables and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings association is meeting the Tier 1 capital requirement for state non-member banks of 4% of total assets.

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of the Bank for the month of June 1996, were 6.1% and 11.1%, respectively.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1996, of $738,000. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1996, the Bank had $14.5 million in advances and other borrowings from the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $52.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1996, the Bank met its reserve requirements.

TAXATION

     The Company and First Federal will file separate federal income tax returns.

     Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Prior to recent legislation, institutions such as First Federal which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

     First Federal historically elected to use the percentage of taxable income method. Under such method, the bad debt reserve deduction for qualifying real property loans was computed as a percentage of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, no deduction was permitted in the event that less than 60% of the total dollar amount of the assets of an association fell within such categories.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. The Bank has provided deferred taxes for the amount of the recapture.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     First Federal's federal corporate income tax returns have not been audited in the last five years.

     Under provisions of the Revenue Reconciliation Act of 1993 ("RRA"), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million. Also under provisions of RRA, a separate depreciation calculation requirement has been eliminated in the determination of adjusted current earnings for purposes of determining alternative minimum taxable income, rules relating to payment of estimated corporate income taxes were revised, and certain acquired intangible assets such as goodwill and customer-based intangibles were allowed a 15-year amortization period.
Beginning with tax years ending on or after January 1, 1993, RRA also provides that securities dealers must use mark-to-market accounting and generally reflect changes in value during the year or upon sale as taxable gains or losses. The IRS has indicated that financial institutions which originate and sell loans will be subject to the rule.

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. First Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of First Federal's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the year ended June 30, 1996, the amount of such expense for First Federal was $48,000.

     Shareholders of the Company who are residents of the Commonwealth of Kentucky may be subject to a Kentucky tax on intangible property, defined for this purpose to include shares of stock in a corporation. The tax is an ad valorem tax based upon the fair market value of the shares held by the individual, and is assessed at a rate of $.25 per $100 in value.

ITEM 2.  DESCRIPTION OF PROPERTY
- --------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's two offices at June 30, 1996.

                                               Book Value
                            Year     Owned or  at June 30,   Approximate
                           Opened     Leased      1996      Square Footage
                         ----------  --------  -----------  --------------
306 North Main Street     1975         Owned     $257,000       4,278
Cynthiana, Kentucky

100 Ladish Road
Cynthiana, Kentucky       1994         Owned      918,000       2,500

ITEM 3. LEGAL PROCEEDINGS.
- -------------------------

     Although First Federal, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or First Federal is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     (a) On April 3, 1996, the Company held its Annual Meeting of Stockholders for the purposes of election of three directors ("Proposal I"), approval of the Kentucky First Bancorp, Inc. Stock Option and Incentive Plan (the "Option Plan") ("Proposal II") and approval of the Kentucky First Bancorp, Inc. Management Recognition Plan (the "MRP") ("Proposal III").

     (b) This sub-item is not applicable as (i) proxies for the meeting were solicited pursuant to Regulation 14A, (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (iii) all such nominees were elected.

     (c) The following matters were voted upon at the Annual Meeting: (i) the election of Betty J. Long, Milton G. Rees and Wilbur H. Wilson as directors of the Company, each to serve for a three year term, (ii) approval of the Option Plan, and (iii) approval of the MRP. Pursuant to the Option Plan, awards of stock options, stock appreciation rights and restricted stock may be made by a committee of the Board of Directors to such employees as the committee shall designate. The Option Plan reserves 138,862 authorized but unissued shares of common stock for issuance upon the exercise of options or stock appreciation rights or the grant of restricted stock. The MRP is administered by a committee of the Board of Directors who has authority to select and grant plan share awards to eligible employees. The MRP Trust has purchased an aggregate of 55,545 shares of the Company's common stock. The results of voting on these proposals was as follows:

                                                 Against
                                                   or                        Broker
                                      For       Withheld     Abstentions    Non-Votes
                                     ----       --------     -----------    ---------
Proposal I:    Betty J. Long       1,190,788     23,000             --            --
               Milton G. Rees      1,178,788     35,000             --            --
               Wilbur H. Wilson    1,190,788     23,000             --            --
Proposal II                          945,699    126,194         22,020       119,875
Proposal III                       1,033,466    138,674         22,020        19,628

     (d)  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
- ----------------------------------------------------------------------------

     The information required by this item is incorporated by reference to "Market Information" contained in the Company's 1996 Annual Report to Stockholders (the "Annual Report").


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- ------------------------------------------------------------------

     The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.


ITEM 7.  FINANCIAL STATEMENTS
- -----------------------------

     The financial statements required by this item are incorporated by reference to the consolidated financial statements, notes to consolidated financial statements and independent auditors' report in the Annual Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 1996.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
- --------------------------------------------------------------------------------

     The information required by this item is incorporated by reference to "Proposal I -- Election of Directors" in the Proxy Statement.

     For certain information regarding the non-director executive officers of the Company, see "Item 1. Description of Business -- Executive Officers."

ITEM 10. EXECUTIVE COMPENSATION
- --------------------------------

     The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The information required by this item is incorporated by reference to "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" in the Proxy Statement.

                                    PART IV

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
- -------------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following financial statements are incorporated by reference from Item 7:

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of June 30, 1996 and 1995

          Consolidated Statements of Earnings for Each of the Years in the Three-Year Period Ended June 30, 1996

          Consolidated Statements of Shareholders' Equity for Each of the Years in the Three-Year Period Ended June 30, 1996

          Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended June 30, 1996

          Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

                                                                                     Page in
                                                                                    Sequentially
   No.       Description                                                           Numbered Copy
   ---       -------------                                                         -------------
   3.1       Certificate of Incorporation of Kentucky First Bancorp, Inc.                *
   3.2       Bylaws of Kentucky First Bancorp, Inc.                                      *
   4         Form of Common Stock Certificate of Kentucky First Bancorp, Inc.            *
   10.1      First Federal Savings Bank Incentive Compensation Plan                      *+
   10.2      Kentucky First Bancorp, Inc. Stock Option and Incentive Plan
   10.3      Kentucky First Bancorp, Inc. Management Recognition Plans                   *+
   10.4      Deferred Compensation Agreements, as amended
   10.5      First Federal Savings Bank Retirement Plan for Non-Employee Directors       *+
   10.6      Supplemental Executive Retirement Agreement between First Federal
              Savings Bank and Betty J. Long                                             *+
   10.7      Employment Agreements between First Federal Savings Bank and Betty J.
              Long and Kevin R. Tolle                                                    *+
   10.8      Employment Agreements between Kentucky First Bancorp, Inc. and Betty
              J. Long and Kevin R. Tolle                                                 *
   13        1996 Annual Report to Stockholders
   21        Subsidiaries of the Registrant
   23.1      Consent of Grant Thornton L.L.P.
   23.2      Consent of England and Hensley
   27        Financial Data Schedule

- ------------------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-91134).

(+)  Management contract or compensatory plan or arrangement.

     (B)  REPORTS ON FORM 8-K. A current report on Form 8-K dated May 9, 1996
          -------------------
was filed by the Company to report under Item 4 a change in the Company's certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KENTUCKY FIRST BANCORP, INC.

September 24, 1996                   By: /s/ Betty J. Long
                                         -------------------------------------
                                         Betty J. Long
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Betty J. Long                                       September 24, 1996
- --------------------------------------------
Betty J. Long
President and Chief Executive Officer
(Director and Principal Executive Officer)

/s/ William D. Morris                                   September 24, 1996
- --------------------------------------------
William D. Morris
Chairman of the Board
(Director)

/s/ Luther O. Beckett                                   September 24, 1996
- --------------------------------------------
Luther O. Beckett
Vice Chairman of the Board
(Director)

/s/ G. Bernard Midden, Jr.                              September 24, 1996
- --------------------------------------------
G. Bernard Midden, Jr.
(Director)

/s/ Milton G. Rees                                      September 24, 1996
- --------------------------------------------
Milton G. Rees
(Director)

/s/ Diane Ritchie                                       September 24, 1996
- --------------------------------------------
Diane Ritchie
Vice President
(Director)

/s/ John Swinford                                       September 24, 1996
- --------------------------------------------
John Swinford
(Director)

/s/ Wilbur H. Wilson                                    September 24, 1996
- --------------------------------------------
Wilbur H. Wilson
(Director)

/s/ Robbie Cox                                          September 24, 1996
- --------------------------------------------
Robbie G. Cox
Vice President
(Principal Accounting and Financial Officer)