Form 10-Q
period 1996-09-30
KENTUCKY FIRST BANCORP INC
filed 1996-11-13
CIK 943891

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996 or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

Commission File Number: No. 1-13904

               KENTUCKY FIRST BANCORP, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)


        Delaware                              61-1281483
-----------------------                   -------------------
(State of other jurisdiction of          Identification No.)


306 N. Main Street
Cynthiana, Kentucky                                 41031
-----------------------------------------        -----------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(606) 234-1440
                                                   --------------


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No
    ------           ------

As of November 8, 1996, the latest practicable date, 1,388,625 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.


                         Page 1 of 14 pages

                                 INDEX

                                                           Page
                                                           ----

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition    3

          Consolidated Statements of Earnings               4

          Consolidated Statements of Cash Flows             5

          Notes to Consolidated Financial Statements        7

          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     9

PART II - OTHER INFORMATION                                13

SIGNATURES                                                 14

                         KENTUCKY FIRST BANCORP, INC.

                      STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                 September 30,      June 30,
                                                     1996             1996
                                                 ------------     ------------
                                                 (Unaudited)
Cash and due from banks                           $     488         $     883
Interest-bearing deposits in other
  financial institutions                                  4               643
     Total cash and cash equivalents                    492             1,526

Investment securities available for sale -
  at market                                           3,086             3,069
Investment securities - at amortized cost,
  approximate market value of $11,047 and
  $12,069 as of September 30, 1996 and
  June 30, 1996                                      11,341            12,464
Mortgage-backed securities available for sale -
  at market                                           4,003             4,135
Mortgage-backed securities - at cost,
  approximate market value of $18,160 and $18,345
  as of September 30, 1996 and June 30, 1996         18,693            19,042
Loans receivable - net                               45,272            43,020
Office premises and equipment - at depreciated cost   1,361             1,361
Federal Home Loan Bank stock - at cost                  830               738
Accrued interest receivable                             469               517
Prepaid expenses and other assets                       332               346
Prepaid federal income taxes                             65                 -
Deferred federal income taxes                            65                79
                                                    -------           -------
     Total assets                                   $86,009           $86,297
                                                    =======           =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                            $49,616           $51,778
Advances from the Federal Home Loan Bank             16,326            14,528
Accrued interest payable                                133                71
Other liabilities                                       800               502
Accrued federal income taxes                              -               162
                                                    -------           -------
     Total liabilities                               66,875            67,041

Commitments                                               -                 -

Shareholders' equity
  Preferred stock - authorized 500,000 shares
    of $.01 par value; no shares issued                   -                 -
  Common stock, authorized 3,000,000 shares
    of $.01 par value; 1,388,625 shares issued           14                14
  Additional paid-in capital                         13,351            13,351
  Retained earnings - restricted                      7,542             7,689
  Less shares acquired by employee stock
    ownership plan                                   (1,018)           (1,018)
  Less shares acquired by management
    recognition plan                                   (730)             (730)
  Unrealized losses on securities designated as
    available for sale, net of related tax effects      (25)              (50)
                                                    -------           -------
     Total shareholders' equity                      19,134            19,256
                                                    -------           -------

     Total liabilities and shareholders' equity     $86,009           $86,297
                                                    =======           =======

                                          3

                         KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                       (In thousands, except share data)

                                                    1996           1995
                                                    ----           ----
Interest income
  Loans                                            $  908         $  781
  Mortgage-backed securities                          368            122
  Investment securities                               249            147
  Interest-bearing deposits and other                  18            149
                                                   ------         ------
      Total interest income                         1,543          1,199

Interest expense
  Deposits                                            541            653
  Borrowings                                          211             10
                                                   ------         ------
      Total interest expense                          752            663
                                                   ------         ------

      Net interest income                             791            536

Provision for losses on loans                           4              8
                                                   ------         ------

      Net interest income after provision
       for losses on loans                            787            528

Other income
  Service charges                                      25             20
  Other operating                                      12             14
                                                   ------         ------
      Total other income                               37             34

General, administrative and other expense
  Employee compensation and benefits                  233            170
  Occupancy and equipment                              32             33
  Federal deposit insurance premiums                  380             31
  Data processing                                      25             24
  Other operating                                     139             85
                                                   ------         ------
      Total general, administrative and
        other expense                                 809            343
                                                   ------         ------

      Earnings before income taxes                     15            219

Federal income taxes
  Current                                               -             79
  Deferred                                              -             (5)
                                                   ------         ------
     Total federal income taxes                         -             74
                                                   ------         ------

      NET EARNINGS                                 $   15         $  145
                                                   ======         ======
     EARNINGS PER SHARE                            $  .01           N/A
                                                   ======         ======

                         KENTUCKY FIRST BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                (In thousands)

                                                       1996             1995
                                                       ----             ----
Cash flows from operating activities:
  Net earnings for the period                         $    15         $   145
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on
      loans, investments and mortgage-backed
      securities - net                                     38              (2)
    Amortization of deferred loan origination fees        (17)            (12)
    Depreciation and amortization                          15              16
    Provision for losses on loans                           4               8
    Federal Home Loan Bank stock dividends                (13)             (5)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                          48             (13)
      Prepaid expenses and other assets                    14             224
      Accrued interest payable                             62             (11)
      Other liabilities                                   298            (181)
      Federal income taxes
        Current                                          (227)             78
        Deferred                                            -              (5)
                                                       ------          ------
     Net cash provided by operating activities            237             242

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities       1,123             525
  Purchase of investment securities designated as
    held to maturity                                        -          (2,000)
  Purchase of mortgage-backed securities designated
    as held to maturity                                     -          (3,213)
  Principal repayments on mortgage-backed securities      465             174
  Loan principal repayments                             2,770           1,975
  Loan disbursements                                   (5,009)         (1,969)
  Purchase of office premises and equipment               (15)              -
  Purchase of Federal Home Loan Bank stock                (79)              -
                                                       ------          ------
     Net cash used in investing activities               (745)         (4,508)

Cash flows provided by financing activities:
  Net decrease in deposits                             (2,162)         (2,383)
  Net proceeds from the issuance of common stock            -          12,219
  Proceeds from Federal Home Loan Bank advances         1,800               -
  Repayment of Federal Home Loan Bank advances             (2)         (1,751)
  Dividends on common stock                              (162)              -
                                                       ------          ------

     Net cash provided by (used in) financing
       activities                                        (526)          8,085
                                                       ------          ------
Net increase (decrease) in cash and cash equivalents   (1,034)          3,919

Cash and cash equivalents at beginning of period        1,526           2,014
                                                       ------          ------
Cash and cash equivalents at end of period             $  492          $5,833
                                                       ======          ======


                         KENTUCKY FIRST BANCORP, INC.

                    For the three months ended September 30,

                                                             1996      1995
                                                             ----      ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                      $226     $  -
                                                              ====     ====

    Interest on deposits and borrowings                       $678     $674
                                                              ====     ====
Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as
    available for sale, net of related tax effects            $ 25     $  -
                                                              ====     ====

                   KENTUCKY FIRST BANCORP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the three months ended September 30, 1996 and 1995


During fiscal 1995, the Board of Directors of First Federal Savings Bank (the Savings Bank) adopted a plan of conversion (the
Plan) whereby the Savings Bank would convert to the stock form of ownership (the Conversion), followed by the issuance of all of the Savings Bank's outstanding stock to a newly formed holding company, Kentucky First Bancorp, Inc. (the Corporation), and the issuance of common shares of the Corporation to subscribing members of the Savings Bank. The conversion to the stock form of ownership was completed on August 28, 1995, culminating in the Corporation's issuance of 1,388,625 common shares. Financial statements for periods prior to August 28, 1995, are those of the Savings Bank prior to the conversion to stock form. Future references are made to either the Corporation or the Savings Bank as applicable.

1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated.

3.  Earnings Per Share
    ------------------

Earnings per share for the three months ended September 30, 1996 is based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 101,832 unallocated ESOP shares, totaled 1,286,793 for the three months ended September 30, 1996. There is no dilutive effect associated with the Corporation's stock option plan.

The provisions of Accounting Principles Board Opinion No. 15
"Earnings Per Share" are not applicable to the three months ended
September 30, 1995, as the Corporation had not issued any common stock prior to its initial offering in August 1995.

                   KENTUCKY FIRST BANCORP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the three months ended September 30, 1996 and 1995


4.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

                   KENTUCKY FIRST BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 1996 to
September 30, 1996
----------------------------------------------------------------

At September 30, 1996, the Corporation's assets totaled $86.0 million, a decrease of $288,000, or .3%, from the $86.3 million of total assets at June 30, 1996. The decline in assets resulted from a decline in the deposit portfolio of $2.2 million which was partially offset by an increase in advances from the Federal Home Loan Bank of $1.8 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $2.1 million over the three month period, to a total of $15.0 million at September 30, 1996, as investment securities totaling $1.1 million matured during the quarter. Regulatory liquidity amounted to 10.3%, at September 30, 1996.

Loans receivable increased by $2.3 million, or 5.2%, during the three month period, to a total of $45.3 million at September 30, 1996. Loan disbursements amounted to $5.0 million and were partially offset by principal repayments of $2.8 million. The allowance for loan losses totaled $370,000 at September 30, 1996, as compared to $367,000 at June 30, 1996. Nonperforming loans totaled $76,000 at September 30, 1996, as compared to $122,000 at June 30, 1996. The allowance for loan losses represented 486.8% of nonperforming loans as of September 30, 1996 and 300.8% at June 30, 1996. Although management believes that its allowance for loan losses at September 30, 1996 is adequate based upon facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $49.6 million at September 30, 1996, a decrease of $2.2 million, or 4.2%, from June 30, 1996 levels. Management continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

The Savings Bank is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision
(OTS), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.

At September 30, 1996, the Savings Bank's tangible and core capital totaled $15.6 million, or 18.2%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.3 million and $2.6 million by $14.4 million and $13.1 million, respectively. The Savings Bank's risk-based capital of $16.0 million, or 34.7% of risk-weighted assets, exceeded the current 8% requirement by $12.3 million.

                   KENTUCKY FIRST BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
September 30, 1996 and 1995
-----------------------------------------------------------------

General
-------

Net earnings amounted to $15,000 for the three months ended September 30, 1996, a decrease of $130,000, or 89.7%, from the $145,000 of net earnings reported for the same period in 1995. The decline in earnings resulted primarily from a $351,000 charge recorded in the current quarter reflecting a special assessment to recapitalize the Savings Association Insurance Fund (SAIF), coupled with a $115,000 increase in general, administrative and other expense, which were partially offset by a $255,000 increase in net interest income, a $3,000 increase in other income and a $74,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income increased by $255,000, or 47.6%, for the three months ended September 30, 1996, compared to the 1995 period. Interest income on loans increased by $127,000, or 16.3%, due primarily to a $4.1 million increase in the average balance of loans outstanding year-to-year coupled with an increase in yield. Interest income on mortgage-backed securities increased by $246,000, or 201.6%, due primarily to a $14.9 million increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $29,000, or 9.8%, due primarily to a decline in the average portfolio balance outstanding. The increases in interest-earning assets and corresponding increase in interest income reflect management's deployment of proceeds from the Corporation's common stock offering.

Interest expense on deposits decreased by $112,000, or 17.2%, due primarily to a $1.2 million decrease in average deposits outstanding coupled with a decline in the cost of deposits year-to-year. Interest expense on borrowings increased by $201,000 during the current quarter, due primarily to a $14.2 million increase in advances from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $255,000, or 47.6%, to a total of $791,000 for the three months ended September 30, 1996. The interest rate spread increased to approximately 2.94% from 2.47% during the respective 1996 and 1995 quarters, while the net interest margin increased to approximately 3.86% in 1996, as compared to 3.34% in 1995.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $4,000 provision for losses on loans during the three month period ended September 30, 1996. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

                   KENTUCKY FIRST BANCORP, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Income
------------

Other income increased by $3,000, or 8.8%, for the three months ended September 30, 1996, compared to the same period in 1995, due primarily an increase in service charges and fees on loans and deposits.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $466,000, or 135.9%, during the three months ended September 30, 1996, compared to the same period in 1995. This increase resulted primarily from the $351,000 charge recorded in 1996 attendant to the aforementioned SAIF recapitalization. The deposit accounts of the Savings Bank and of other savings associations are insured by the FDIC in the SAIF. The reserves of the SAIF are below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments are required for healthy commercial banks except for a $2,000 minimum fee. A continuation of this premium disparity could have a negative competitive impact on the Savings Bank and other institutions with SAIF deposits.

Congress enacted legislation, the Deposit Insurance Funds Act of 1996, to recapitalize the SAIF and eliminate the significant premium disparity. The recapitalization plan provides for a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. SAIF assessments would initially be set at the same level as BIF assessments. Assessments on well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits, and could never be reduced below the level for BIF assessments. Until December 31, 1999, however, SAIF insured institutions will be required to pay assessments to the FDIC at the rate of 6.4 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

The Savings Bank had $53.6 million in deposits at March 31, 1995.
The special assessment level was finalized at $.657 per $100 in deposits, resulting in an assessment totaling $351,000, or $232,000 after-tax.

A component of the recapitalization plan provides for the merger of the SAIF and BIF on December 31, 1999, but only if there are no insured savings association on that date. The legislation directs the Department of Treasury to make recommendations to Congress by March 31, 1997 for the establishment of a single charter for banks and thrifts. The Savings Bank cannot predict what the effect of this legislation will be on the Savings Bank.

                   KENTUCKY FIRST BANCORP, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


General, Administrative and Other Expense (continued)
-----------------------------------------

income, approximately $268,000 of its percentage of earnings bad debt deduction, which represents post-1987 additions, and would be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Savings Bank has provided deferred taxes for this amount and is permitted to amortize the recapture of its percentage of earnings bad debt deduction over six years.

Additionally, the increase in general, administrative and other expense resulted from a $63,000, or 37.1%, increase in employee compensation and benefits and a $54,000, or 63.5%, increase in other operating expense. The increase in employee compensation generally reflects normal merit increases and increased costs attendant to the Corporation's stock benefit plans implemented in conjunction with the mutual-to-stock conversion. The increase in other operating expense resulted primarily from increases in professional fees, printing and other costs related to increased reporting requirements of a public stock company. The special one-time assessment to recapitalize the SAIF is expected to cause federal deposit insurance premiums to be significantly reduced in future quarters, beginning January 1, 1997.

Federal Income Taxes
--------------------

The provision for federal income taxes declined by $74,000, or 100.0%, for the three months ended September 30, 1996, as compared to the same period in 1995. This decline resulted primarily from the decrease in net earnings before taxes of $192,000, or 87.7%. The effective tax rate was 33.8% for the three months ended September 30, 1995.

                   KENTUCKY FIRST BANCORP, INC.

                             PART II


Item 1.  Legal Proceedings
         -----------------

         Not applicable

Item 2.  Changes in Securities
         ---------------------

         Not applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
            Exhibits:

            Exhibit 27  Financial Data Schedule.

                   KENTUCKY FIRST BANCORP, INC.

                           SIGNATURES
                           ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 11, 1996    By:  /s/Betty J. Long
                                -------------------------
                                Betty J. Long
                                President and Chief
                                Executive Officer



Date: November 11, 1996    By:  /s/Robbie Cox
                                -------------------------
                                Robbie Cox
                                Chief Financial Officer