Form 10-Q/A
period 1996-09-30
KENTUCKY FIRST BANCORP INC
filed 1996-11-15
CIK 943891

                           FORM 10-QSB/A

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


                         Page 1 of 5 pages

                   KENTUCKY FIRST BANCORP, INC.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

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



Date: November 15, 1996    By:  /s/Betty J. Long
                                -------------------------
                                Betty J. Long
                                President and Chief
                                Executive Officer