Form 10-Q
period 1996-12-31
KENTUCKY FIRST BANCORP INC
filed 1997-02-10
CIK 943891

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1996 or

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

As of February 4, 1997, the latest practicable date, 1,382,725 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.


                         Page 1 of 16 pages

                                 INDEX

                                                           Page
                                                           ----

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition    3

          Consolidated Statements of Earnings               4

          Consolidated Statements of Cash Flows             5

          Notes to Consolidated Financial Statements        7

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATIONS                             9

PART II - OTHER INFORMATION                                15

SIGNATURES                                                 16

                         KENTUCKY FIRST BANCORP, INC.

                      STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                 December 31,       June 30,
                                                     1996             1996
                                                 ------------     ------------
ASSETS
Cash and due from banks                           $     412         $     883
Interest-bearing deposits in other
  financial institutions                                514               643
                                                  ---------         ---------
     Total cash and cash equivalents                    926             1,526

Investment securities available for sale -
  at market                                           2,603             3,069
Investment securities - at amortized cost,
  approximate market value of $11,187 and
  $12,069 as of December 31, 1996 and
  June 30, 1996                                      11,341            12,464
Mortgage-backed securities available for sale -
  at market                                           3,464             4,135
Mortgage-backed securities - at cost,
  approximate market value of $18,235 and $18,345
  as of December 31, 1996 and June 30, 1996          18,538            19,042
Loans receivable - net                               47,645            43,020
Office premises and equipment - at depreciated cost   1,348             1,361
Federal Home Loan Bank stock - at cost                  947               738
Accrued interest receivable                             553               517
Prepaid expenses and other assets                       398               346
Deferred federal income taxes                           111                79
                                                    -------           -------
     Total assets                                   $87,874           $86,297
                                                    =======           =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                            $54,511           $51,778
Advances from the Federal Home Loan Bank             15,424            14,528
Other borrowed money                                  2,000                --
Accrued interest payable                                163                71
Other liabilities                                       622               502
Accrued federal income taxes                             87               162
                                                    -------           -------
     Total liabilities                               72,807            67,041

Commitments                                               -                 -

Shareholders' equity
  Preferred stock - authorized 500,000 shares
    of $.01 par value; no shares issued                   -                 -
  Common stock, authorized 3,000,000 shares
    of $.01 par value; 1,388,625 shares issued           14                14
  Additional paid-in capital                          9,185            13,351
  Retained earnings - restricted                      7,620             7,689
  Less shares acquired by employee stock
    ownership plan                                   (1,018)           (1,018)
  Less shares acquired by management
    recognition plan                                   (730)             (730)
  Unrealized losses on securities designated as
    available for sale, net of related tax effects       (4)              (50)
                                                    -------           -------
     Total shareholders' equity                      15,067            19,256
                                                    -------           -------

     Total liabilities and shareholders' equity     $87,874           $86,297
                                                    =======           =======

                                          3

                         KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                       (In thousands, except share data)

                                       Six Months Ended        Three Months Ended
                                          December 31,             December 31,
                                      ---------------------    --------------------
                                         1996        1995        1996        1995
                                      ----------  ---------    --------    --------
Interest income
  Loans                                $1,865     $1,577       $  957      $  796
  Mortgage-backed securities              731        349          363         227
  Investment securities                   486        346          237         199
  Interest-bearing deposits and other      34        192           16          43
                                       ------     ------       ------      ------
      Total interest income             3,116      2,464        1,573       1,265

Interest expense
  Deposits                              1,096      1,222          555         569
  Borrowings                              461         34          250          24
                                       ------     ------       ------      ------
      Total interest expense            1,557      1,256          805         593
                                       ------     ------       ------      ------

      Net interest income               1,559      1,208          768         672

Provision for losses on loans               8         15            4           7
                                       ------     ------       ------      ------

      Net interest income after
       provision for losses on
       loans                            1,551      1,193          764         665

Other income
  Service charges                          55         40           30          20
  Other operating                          23         29           11          15
                                       ------     ------       ------      ------
      Total other income                   78         69           41          35

General, administrative and other expense
  Employee compensation and benefits      494        364          261         194
  Occupancy and equipment                  65         71           33          38
  Federal deposit insurance premiums      409         61           29          30
  Data processing                          52         49           27          25
  Other operating                         271        211          132         132
                                       ------     ------       ------      ------
      Total general, administrative
        and other expense               1,291        756          482         413
                                       ------     ------       ------      ------

      Earnings before income taxes        338        506          323         287

Federal income taxes
  Current                                 151        150          151          71
  Deferred                                (56)        (3)         (56)          2
                                       ------     ------       ------      ------
     Total federal income taxes            95        147           95          73
                                       ------     ------       ------      ------

      NET EARNINGS                     $  243     $  359       $  228      $  214
                                       ======     ======       ======      ======
     EARNINGS PER SHARE                $  .19       N/A        $  .18      $  .17
                                       ======     ======       ======      ======

                         KENTUCKY FIRST BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the six months ended December 31,
                                (In thousands)

                                                       1996             1995
                                                       ----             ----
Cash flows from operating activities:
  Net earnings for the period                         $   243       $     359
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on
      loans, investments and mortgage-backed
      securities - net                                     (7)            (25)
    Amortization of deferred loan origination fees        (30)            (30)
    Depreciation and amortization                          23              31
    Provision for losses on loans                           8              15
    Federal Home Loan Bank stock dividends                (29)            (11)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                         (36)            (40)
      Prepaid expenses and other assets                   (52)            333
      Accrued interest payable                             92               2
      Other liabilities                                   120            (147)
      Federal income taxes
        Current                                           (75)             89
        Deferred                                          (56)             (3)
                                                       ------        --------
     Net cash provided by operating activities            201             573

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities       1,623           2,525
  Purchase of investment securities designated as
    held to maturity                                        -          (5,380)
  Purchase of mortgage-backed securities designated
    as held to maturity                                     -          (9,099)
  Principal repayments on mortgage-backed securities    1,218             372
  Loan principal repayments                             7,018           4,603
  Loan disbursements                                  (11,621)         (4,349)
  Purchase of office premises and equipment               (10)             (2)
  Purchase of Federal Home Loan Bank stock               (180)              -
                                                       ------        --------
     Net cash used in investing activities             (1,952)        (11,330)

Cash flows provided by financing activities:
  Net decrease in deposits                              2,733          (2,814)
  Net proceeds from the issuance of common stock            -          12,219
  Proceeds from Federal Home Loan Bank advances         7,200           4,000
  Repayment of Federal Home Loan Bank advances         (6,304)         (2,353)
  Proceeds from notes payable                           2,000               -
  Dividends on common stock                            (4,478)              -
                                                       ------        --------

     Net cash provided by (used in) financing
       activities                                       1,151          11,052
                                                       ------        --------
Net increase (decrease) in cash and cash equivalents     (600)            295

Cash and cash equivalents at beginning of period        1,526           2,013
                                                       ------        --------
Cash and cash equivalents at end of period             $  926        $  2.308
                                                       ======        ========


                         KENTUCKY FIRST BANCORP, INC.

                    For the six months ended December 31,

                                                             1996      1995
                                                             ----      ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                      $  226   $   78
                                                              ======   ======

    Interest on deposits and borrowings                       $1,465   $1,249
                                                              ======   ======
Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as
    available for sale, net of related tax effects            $   46   $  (25)
                                                              ======   ======

                   KENTUCKY FIRST BANCORP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 For the three and six months ended December 31, 1996 and 1995

During fiscal 1995, the Board of Directors of First Federal Savings Bank (the Savings Bank) adopted a plan of conversion (the
Plan) whereby the Savings Bank would convert to the stock form of ownership (the Conversion), followed by the issuance of all of the Savings Bank's outstanding stock to a newly formed holding company, Kentucky First Bancorp, Inc. (the Corporation), and the issuance of common shares of the Corporation to subscribing members of the Savings Bank. The conversion to the stock form of ownership was completed on August 28, 1995, culminating in the Corporation's issuance of 1,388,625 common shares. Results of operations for periods prior to August 28, 1995, are those of the Savings Bank prior to the conversion to stock form. Future references are made to either the Corporation or the Savings Bank as applicable.

1.  Basis of Presentation
    _____________________

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation
    ___________________________

The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated.

3.  Earnings Per Share
    __________________

Earnings per share is based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 101,832 unallocated ESOP shares, totaled 1,286,793 for each of the six and three month periods ended December 31, 1996. Weighted-average common shares deemed outstanding, which gives effect to 111,090 unallocated ESOP shares, totaled 1,277,535 for the three month period ended December 31, 1995. There is no dilutive effect associated with the Corporation's stock option plan.

The provisions of Accounting Principles Board Opinion No. 15 "Earnings Per Share" are not applicable to the six month period ended December 31, 1995, as the Corporation had not issued any common stock prior to its initial offering in August 1995.

                   KENTUCKY FIRST BANCORP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 For the three and six months ended December 31, 1996 and 1995


4.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

                   KENTUCKY FIRST BANCORP, INC.

ITEM II         MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OR PLAN OF OPERATION

Forward-Looking Statements
__________________________
In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.

Discussion of Financial Condition Changes from June 30, 1996 to
December 31, 1996
_______________________________________________________________

At December 31, 1996, the Corporation's consolidated total assets amounted to $87.9 million, an increase of $1.6 million, or 1.8%, from the $86.3 million of total assets at June 30, 1996. The increase in assets consisted primarily of an increase in loans receivable, partially offset by decreases in liquid assets and mortgage-backed securities, and was financed by an increase in the deposit portfolio of $2.7 million, an increase of $896,000 in advances from the Federal Home Loan Bank and an increase of $2.0 million in other borrowed money, which were partially offset by a decline in shareholders' equity of $4.2 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $2.2 million over the six month period, to a total of $14.9 million at December 31, 1996, as investment securities totaling $1.6 million matured during the quarter. Regulatory liquidity amounted to 12.8%, at December 31, 1996.

Loans receivable increased by $4.6 million, or 10.8%, during the six month period, to a total of $47.6 million at December 31, 1996. Loan disbursements amounted to $11.6 million and were partially offset by principal repayments of $7.0 million. Loan disbursements increased by $7.3 million, or 167.2%, during the 1996 six month period as compared to the comparable period in 1995. The growth in the loan portfolio consisted primarily of one- to four-family residential fixed-rate loans. The allowance for loan losses totaled $374,000 at December 31, 1996, as compared to $367,000 at June 30, 1996. Nonperforming loans totaled $45,000 at December 31, 1996, as compared to $122,000 at June 30, 1996. The decline in nonperforming loans resulted primarily from a $74,000 loan which was returned to performing status during the period. The allowance for loan losses represented 831.1% of nonperforming loans as of December 31, 1996 and 300.8% at June 30, 1996. Although management believes that its allowance for loan losses at December 31, 1996 is adequate based upon facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $54.5 million at December 31, 1996, an increase of $2.7 million, or 5.3%, over June 30, 1996 levels. During the current quarter, management elected to pursue growth in the deposit portfolio through marketing and pricing strategies. As a result, the deposit portfolio increased by $4.9 million, or 9.9%, during the quarter, consisting primarily of $2.0 million in passbook and demand accounts and approximately $2.1 million in 18-month fixed-rate certificates bearing interest at 5.90%.

                   KENTUCKY FIRST BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
December 31, 1996 (continued)
_______________________________________________________________

Borrowings totaled $17.4 million at December 31, 1996, an increase of $2.9 million, or 19.9%, over the total at June 30, 1996. The increase was comprised of an $896,000 increase in advances from the Federal Home Loan Bank, and a $2.0 million short-term note utilized to partially fund the return of capital distribution.

The Corporation's total shareholders' equity amounted to $15.1 million at December 31, 1996, a decrease of $4.2 million, or 21.8%, from June 30, 1996 levels. The decrease resulted primarily from a $3.00 per share, or $4.2 million return of capital distribution, coupled with regular dividends totaling $312,000, which were partially offset by net earnings of $243,000 and a $46,000 decline in unrealized losses on securities designated as available for sale.

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

At December 31, 1996, the Savings Bank's tangible and core capital totaled $15.9 million, or 18.1%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.3 million and $2.6 million by $14.6 million and $13.3 million, respectively. The Savings Bank's risk-based capital of $16.3 million, or 34.4% of risk-weighted assets, exceeded the current 8% requirement by $12.5 million.


Comparison of Operating Results for the Six Month Periods Ended
December 31, 1996 and 1995
_______________________________________________________________

General
_______
Net earnings amounted to $243,000 for the six months ended December 31, 1996, a decrease of $116,000, or 32.3%, from the $359,000 of net earnings reported for the same period in 1995. The decline in earnings resulted primarily from a $351,000 charge recorded in the first quarter of fiscal 1997 reflecting a special assessment to recapitalize the Savings Association Insurance Fund
(SAIF), coupled with a $184,000 increase in general, administrative and other expense, which were partially offset by a $351,000 increase in net interest income, a $9,000 increase in other income and a $52,000 decrease in the provision for federal income taxes.

Net Interest Income
___________________
Net interest income increased by $351,000, or 29.1%, for the six months ended December 31, 1996, compared to the 1995 period. Interest income on loans increased by $288,000, or 18.3%, due primarily to a $5.3 million increase in the average balance of loans outstanding year-to-year, coupled with an increase in yield. Interest income on mortgage-backed securities increased by $382,000, or 109.5%, due primarily to a $12.5 million increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $18,000, or 3.3%, due primarily to a decline in the average yields available on short-term deposits. The increases in interest-earning assets and corresponding increase in interest income primarily reflect management's deployment of proceeds from the Corporation's common stock offering.

                   KENTUCKY FIRST BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
December 31, 1996 and 1995 (continued)
_______________________________________________________________

Net Interest Income (continued)
___________________

Interest expense on deposits decreased by $126,000, or 10.3%, due primarily to a 54 basis point decline in the cost of deposits year-to-year, to 4.22% in 1996. Interest expense on borrowings increased by $427,000 during the current period, due primarily to a $14.0 million increase in advances from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $351,000, or 29.1%, to a total of $1.6 million for the six months ended December 31, 1996. The interest rate spread amounted to approximately 2.86% and 2.91% during the respective 1996 and 1995 periods, while the net interest margin remained constant at approximately 3.73% in 1996 and 1995.

Provision for Losses on Loans
_____________________________

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded an $8,000 provision for losses on loans during the six month period ended December 31, 1996. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
____________

Other income increased by $9,000, or 13.0%, for the six months ended December 31, 1996, compared to the same period in 1995, due primarily an increase in service charges and fees on loans and deposits.

General, Administrative and Other Expense
_________________________________________

General, administrative and other expense increased by $535,000, or 70.8%, during the six month period ended December 31, 1996, compared to the same period in 1995. This increase resulted primarily from the $351,000 charge recorded in the first quarter of fiscal 1997 attendant to the aforementioned SAIF recapitalization. The deposit accounts of the Savings Bank and of other savings associations are insured by the FDIC through the SAIF. The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial

                   KENTUCKY FIRST BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
December 31, 1996 and 1995 (continued)
_______________________________________________________________


General, Administrative and Other Expense (continued)
_________________________________________

banks are insured by the FDIC through the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee. A continuation of this premium disparity could have had a negative competitive impact on the Savings Bank and other institutions with SAIF deposits.

Congress enacted legislation, the Deposit Insurance Funds Act of 1996, to recapitalize the SAIF and eliminate the significant premium disparity. The recapitalization plan provided for a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. SAIF assessments would initially be set at the same level as BIF assessments. Assessments on well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits, and could never be reduced below the level for BIF assessments. Until December 31, 1999, however, SAIF insured institutions will be required to pay assessments to the FDIC at the rate of 6.4 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

The Savings Bank had $53.6 million in deposits at March 31, 1995.
The special assessment level was finalized at $.657 per $100 in deposits, resulting in an assessment totaling $351,000, or $232,000 after-tax, which was charged to operations on September
30, 1996 and paid in November 1996.

A component of the recapitalization plan provides for the merger of the SAIF and BIF on December 31, 1999, but only if there are no insured savings associations on that date. The legislation directs the Department of Treasury to make recommendations to Congress by March 31, 1997 for the establishment of a single charter for banks and thrifts. The Savings Bank cannot predict what the effect of this legislation will be on the Savings Bank.

                   KENTUCKY FIRST BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
December 31, 1996 and 1995 (continued)
_______________________________________________________________

General, Administrative and Other Expense (continued)
_________________________________________

Additionally, the increase in general, administrative and other expense resulted from a $130,000, or 35.7%, increase in employee compensation and benefits and a $60,000, or 28.4%, increase in other operating expense. The increase in employee compensation and benefits generally reflects normal merit increases and increased costs attendant to the Corporation's stock benefit plans implemented in conjunction with the mutual-to-stock conversion. The increase in other operating expense resulted primarily from an increase in costs related to increased reporting requirements of a public stock company. The special one-time assessment to recapitalize the SAIF is expected to cause federal deposit insurance premiums to be significantly reduced in future quarters, beginning January 1, 1997.

Federal Income Taxes
____________________

The provision for federal income taxes declined by $52,000, or 35.4%, for the six month period ended December 31, 1996, as compared to the same period in 1995. This decline resulted primarily from the decrease in net earnings before taxes of $168,000, or 33.2%. The effective tax rates were 28.1% and 29.1% for the six month periods ended December 31, 1996 and 1995, respectively.


Comparison of Operating Results for the Three Month Periods Ended
December 31, 1996 and 1995
_________________________________________________________________

General
_______

Net earnings amounted to $228,000 for the three months ended December 31, 1996, an increase of $14,000, or 6.5%, over the $214,000 of net earnings reported for the same period in 1995. The increase in earnings resulted primarily from a $96,000 increase in net interest income and a $6,000 increase in other income, which were partially offset by a $69,000 increase in general, administrative and other expense and a $22,000 increase in the provision for federal income taxes.

Net Interest Income
___________________

Net interest income increased by $96,000, or 14.3%, for the three months ended December 31, 1996, compared to the 1995 period. Interest income on loans increased by $161,000, or 20.2%, due primarily to a $6.5 million increase in the average balance of loans outstanding year-to-year, coupled with an increase in yield. Interest income on mortgage-backed securities increased by $136,000, or 59.9%, due primarily to a $10.2 million increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $11,000, or 4.5%, due primarily to an increase in the average balances outstanding.

                   KENTUCKY FIRST BANCORP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
December 31, 1996 and 1995 (continued)
_______________________________________________________________

Net Interest Income (continued)
___________________

Interest expense on deposits decreased by $14,000, or 2.5%, due primarily to an approximate 24 basis point decline in the average cost of deposits to 4.26% in fiscal 1996, which was partially offset by a $1.6 million increase in the weighted-average balance of deposits outstanding year-to-year. Interest expense on borrowings increased by $226,000 during the current period, due primarily to a $14.8 million increase in advances from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $96,000, or 14.3%, to a total of $768,000 for the three months ended December 31, 1996. The interest rate spread decreased to approximately 2.81% from 3.01% during the respective 1996 and 1995 quarters, while the net interest margin amounted to approximately 3.65% in 1996, as compared to 3.99% in 1995.

Provision for Losses on Loans
_____________________________

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $4,000 provision for losses on loans during the three month period ended December 31, 1996, as compared to a $7,000 provision recorded during the three months ended December 31, 1995. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
____________

Other income increased by $6,000, or 17.1%, for the three months ended December 31, 1996, compared to the same period in 1995, due primarily an increase in service charges and fees on loans and deposits.

General, Administrative and Other Expense
_________________________________________

General, administrative and other expense increased by $69,000, or 16.7%, for the three months ended December 31, 1996, as compared to the same period in 1995.

The increase resulted primarily from a $67,000, or 34.5%, increase in employee compensation and benefits. The increase in employee compensation and benefits generally reflects normal merit increases and increased costs attendant to the Corporation's stock benefit plans implemented in conjunction with the mutual-to-stock conversion.

Federal Income Taxes
____________________

The provision for federal income taxes increased by $22,000, or 30.1%, for the three month period ended December 31, 1996, as compared to the same period in 1995. This increase resulted primarily from the increase in net earnings before taxes. The effective tax rates were 29.4% and 25.4% for the three month periods ended December 31, 1996 and 1995, respectively.

                   KENTUCKY FIRST BANCORP, INC.

                             PART II


Item 1.  Legal Proceedings
         _________________

         Not applicable

Item 2.  Changes in Securities
         _____________________

         Not applicable

Item 3.  Defaults Upon Senior Securities
         _______________________________

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On November 6, 1996, the Annual Meeting of the
         Corporation's Shareholders was held. Two directors nominated were elected to terms expiring in 1999 by the following votes:

         William D. Morris
                For:  1,203,006                Withheld:  710

         G. Bernard Midden, Jr.
                For:  1,199,806                Withheld:  3,910


Item 5.  Other Information
         _________________

         None

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

            Exhibits:

            Exhibit 27  Financial Data Schedule.

                   KENTUCKY FIRST BANCORP, INC.

                           SIGNATURES
                           ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 10, 1997    By:  /s/Betty J. Long
                                -------------------------
                                Betty J. Long
                                President and Chief
                                Executive Officer



Date: February 10, 1997    By:  /s/Robbie Cox
                                -------------------------
                                Robbie Cox
                                Chief Financial Officer