Form 10QSB
period 1997-03-31
KENTUCKY FIRST BANCORP INC
filed 1997-05-15
CIK 943891

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997 or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

Commission File Number: No. 1-13904

               KENTUCKY FIRST BANCORP, INC.
_________________________________________________________________
    (Exact name of registrant as specified in its charter)


        Delaware                              61-1281483
-------------------------------          -------------------
(State of other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification Number)


306 N. Main Street
Cynthiana, Kentucky                                 41031
-----------------------------------------        -----------
(Address of principal executive office)          (Zip Code)


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

As of May 9, 1997, the latest practicable date, 1,319,194 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

Transitional small business disclosure format (check one):

Yes [  ]            No [X]

                         Page 1 of 17 pages

                                 INDEX

                                                           Page
                                                           ----

PART I

ITEM 1  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition    3

          Consolidated Statements of Earnings               4

          Consolidated Statements of Cash Flows             5

          Notes to Consolidated Financial Statements        7

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATIONS                            10

PART II - OTHER INFORMATION                                16

SIGNATURES                                                 17

                       KENTUCKY FIRST BANCORP, INC.

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                    March 31,       June 30,
                                                      1997            1996
                                                    ---------     ----------
ASSETS
Cash and due from banks                             $   384         $   883
Interest-bearing deposits in other
  financial institutions                                739             643
                                                    -------         -------
     Total cash and cash equivalents                  1,123           1,526


Investment securities available for sale-
  at market                                           2,088           3,069
Investment securities - at amortized cost,
  approximate market value of $11,991 and
  $12,069 as of March 31, 1997 and June 30, 1996     12,022          12,464
Mortgage-backed securities available for sale -
  at market                                           3,347           4,135
Mortgage-backed securities - at cost, approximate
  market value of $17,556 and $18,345 as of
  March 31, 1997 and June 30, 1996                   18,158          19,042
Loans receivable - net                               48,839          43,020
Office premises and equipment - at depreciated cost   1,335           1,361
Federal Home Loan Bank stock - at cost                1,034             738
Accrued interest receivable                             430             517
Prepaid expenses and other assets                       429             346
Deferred federal income tax assets                      118              79
                                                    -------         -------
      Total assets                                  $88,923         $86,297
                                                    =======         =======
      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                            $54,566         $51,778
Advances from the Federal Home Loan Bank             19,072          14,528
Accrued interest payable                                157              71
Other liabilities                                       713             502
Accrued federal income taxes                             89             162
                                                    -------         -------
      Total liabilities                              74,597          67,041

Shareholders' equity
  Preferred stock - authorized 500,000 shares of
    $.01 par value; no shares issued                      -               -
  Common stock, authorized 3,000,000 shares of
    $.01 par value; 1,388,625 shares issued              14              14
  Additional paid-in capital                          9,185          13,351
  Retained earnings - restricted                      7,716           7,689
  Less shares acquired by employee stock
    ownership plan                                   (1,018)         (1,018)
  Less shares acquired by management
    recognition plan                                   (730)           (730)
  Less 69,431 shares of treasury stock - at cost       (818)              -
  Unrealized losses on securities designated as
    available for sale, net of related tax effects      (23)            (50)
                                                    -------         -------
      Total shareholders' equity                     14,326          19,256
                                                    -------         -------
      Total liabilities and shareholders' equity    $88,923         $86,297
                                                    =======         =======


                         KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                       (In thousands, except share data)

                                      Nine Months Ended        Three Months Ended
                                           March 31,                March 31,
                                      ---------------------    --------------------
                                         1997        1996        1997        1996
                                      ----------  ---------    --------    --------
Interest income
  Loans                               $2,849      $2,411       $   984     $   834
  Mortgage-backed securities           1,088         603           357         254
  Investment securities                  710         628           224         281
  Interest-bearing deposits and
   other                                  60         234            26          42
                                      ------      ------       -------     -------
      Total interest income            4,707       3,876         1,591       1,411

Interest expense
  Deposits                             1,669       1,773           573         551
  Borrowings                             721         157           260         123
                                      ------      ------       -------     -------
     Total interest expense           2,390       1,930           833         674
                                      ------      ------       -------     -------
     Net interest income              2,317       1,946           758         737
Provision for losses on loans             11          15             3           -
                                      ------      ------       -------     -------

      Net interest income after
        provision for losses on
        loans                          2,306       1,931           755         737
Other income
  Service charges                         81          60            26          20
  Other operating                         34          47            11          18
                                      ------      ------       -------     -------
      Total other income                 115         107            37          38

General, administrative and other expense
Employee compensation and benefits       727         537           233         173
Occupancy and equipment                  102         105            37          34
Federal deposit insurance premiums       411          90             2          29
Data processing                           80          74            28          26
Other operating                          391         304           120          91
                                      ------      ------       -------     -------
      Total general, administrative
        and other expense              1,711       1,110           420         353
                                      ------      ------       -------     -------
      Earnings before income taxes       710         928           372         422

Federal income taxes
Current                                  262         276           117         126
Deferred                                 (53)         (2)           (3)          1
                                      ------      ------       -------     -------

      Total federal income taxes         209         274           114         127
                                      ------      ------       -------     -------

      NET EARNINGS                    $  501      $  654       $   258     $   295
                                      ======      ======       =======     =======

      EARNINGS PER SHARE              $  .39      $  .51       $   .20     $   .23
                                      ======      ======       =======     =======

                         KENTUCKY FIRST BANCORP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the nine months ended March 31,
                                (In thousands)

                                                      1997            1996
                                                    ---------     ----------
Cash flows from operating activities:
  Net earnings for the period                        $    501     $    654
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
  Amortization of discounts and premiums on loans,
    investments and mortgage-backed securities - net      (10)         (28)
  Amortization of deferred loan origination fees          (45)         (11)
  Depreciation and amortization                            38           47
  Provision for losses on loans                            11           15
  Federal Home Loan Bank stock dividends                  (48)         (19)
  Increase (decrease) in cash due to changes in:
    Accrued interest receivable                            87          (20)
    Prepaid expenses and other assets                     (83)         303
    Accrued interest payable                               86           (4)
    Other liabilities                                     211          176
    Federal income taxes
      Current                                             (73)         155
      Deferred                                            (53)          (2)
                                                       ------      -------
         Net cash provided by operating activities        622        1,266
 Cash flows provided by (used in) investing activities:
   Loans purchased                                          -       (1,089)
   Proceeds from maturity of investment securities      2,144        9,702
   Purchase of investment securities designated as
     held to maturity                                    (702)     (10,864)
   Purchase of mortgage-backed securities designated
     as held to maturity                                    -      (17,368)
   Purchase of stock relative to director's deferred
     compensation                                           -         (238)
   Principal repayments on mortgage-backed securities   1,704          601
   Loan principal repayments                            8,667        7,129
   Loan disbursements                                 (14,452)      (7,716)
   Purchase of office premises and equipment              (12)          (8)
   Loss on disposal of office premises and equipment        -            2
   Purchase of Federal Home Loan Bank stock              (248)        (308)
                                                       ------      -------
         Net cash used in investing activities         (2,899)     (20,157)

Cash flows provided by financing activities:
  Net increase (decrease) in deposits                   2,788       (1,996)
  Net proceeds from the issuance of common stock            -       13,330
  Proceeds from Federal Home Loan Bank advances        11,750       13,106
  Repayment of Federal Home Loan Bank advances         (7,206)      (2,755)
  Purchase of ESOP shares                                   -       (1,111)
  Purchase of treasury stock                             (818)           -
  Proceeds from notes payable                           2,000            -
  Repayment of notes payable                           (2,000)           -
  Dividends on common stock                            (4,640)        (160)
                                                       ------      -------
         Net cash provided by financing activities      1,874       20,414
                                                       ------      -------
Net increase (decrease) in cash and cash equivalents     (403)       1,523

Cash and cash equivalents at beginning of period        1,526        2,014
                                                       ------      -------

Cash and cash equivalents at end of period             $1,123      $ 3,537
                                                       ======      =======

                        Kentucky First Bancorp, Inc.

                    For the nine months ended March 31,

                                                      1997            1996
                                                    ---------     ----------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Federal income taxes                             $   336       $   138
                                                    =======       =======
   Interest on deposits and borrowings              $ 2,304       $ 1,895
                                                    =======       =======
Supplemental disclosure of noncash investing
  activities:
  Unrealized gains (losses) on securities
    designated as available for sale, net of
    related tax effects                             $    27       $   (47)
                                                    =======       =======

               KENTUCKY FIRST BANCORP, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the three and nine months ended March 31, 1997 and 1996

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

1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated.

3.  Earnings Per Share
       ---------------

Earnings per share is based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 101,832 unallocated ESOP shares, totaled 1,280,598 and 1,267,932 for the nine and three month periods ended March 31, 1997, respectively. Weighted-average common shares deemed outstanding, which gives effect to 111,090 unallocated ESOP shares, totaled 1,277,535 for each of the nine and three month periods ended March 31, 1996. There is no dilutive effect associated with the Corporation's stock option plan.

                KENTUCKY FIRST BANCORP, INC.

  For the three and nine months ended March 31, 1997 and 1996

4.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after March 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after March 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

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

               KENTUCKY FIRST BANCORP, INC.

  For the three and nine months ended March 31, 1997 and 1996


4. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

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

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the nine month period ended March 31, 1997 would have each been $.39, and for the three month period ended March 31, 1997 would have each been $.20.

                 KENTUCKY FIRST BANCORP, INC.

ITEM II      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OR PLAN OF OPERATION

Forward-Looking Statements
--------------------------

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the impact of the recent flooding in the Corporation's market area legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.

Recent Flooding in Corporation's Market Area
--------------------------------------------

   In late February - early March 1997, numerous localities within the Commonwealth of Kentucky including Cynthiana, the community in which the Corporation is headquartered and other communities within the Corporation's market area, suffered damage as a result of severe flooding. Neither of the Corporation's two branch offices suffered any damage as a result of such flooding, however. While there can be no assurances, as of the date hereof, the Corporation does not anticipate that such flooding will have a material adverse impact on its operations in the future.

Discussion of Financial Condition Changes from June 30, 1996 to
March 31, 1997
---------------------------------------------------------------

At March 31, 1997, the Corporation's consolidated total assets amounted to $88.9 million, an increase of $2.6 million, or 3.0%, over the $86.3 million of total assets at June 30, 1996. The increase in assets, consisting primarily of an increase in loans receivable, partially offset by decreases in liquid assets and mortgage-backed securities, was financed by an increase in the deposit portfolio of $2.8 million and an increase of $4.5 million in advances from the Federal Home Loan Bank. These increases were partially offset by a decline in shareholders' equity of $4.9 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $1.8 million over the nine month period, to a total of $15.2 million at March 31, 1997, as investment securities totaling $2.1 million matured during the period, which were partially offset by purchases of investment securities of $702,000. Regulatory liquidity amounted to 11.2%, at March 31, 1997.

Loans receivable increased by $5.8 million, or 13.5%, during the nine month period, to a total of $48.8 million at March 31, 1997. Loan disbursements amounted to $14.5 million and were partially offset by principal repayments of $8.7 million. Loan disbursements increased by $6.7 million, or 87.3%, during the 1997 nine month period as compared to the comparable period in 1996. The growth in the loan portfolio consisted primarily of one- to four-family residential fixed-rate loans. The allowance for loan losses totaled $378,000 at March 31, 1997, as compared to $367,000 at June 30, 1996. Nonperforming loans totaled

                 KENTUCKY FIRST BANCORP, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997 (continued)
--------------
$128,000 at March 31, 1997 as compared to $122,000 at June 30,
1996. The allowance for loan losses represented 295.3% of nonperforming loans as of March 31, 1997 and 300.8% at June 30, 1996. Although management believes that its allowance for loan losses at March 31, 1997 is adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $54.6 million at March 31, 1997, an increase of $2.8 million, or 5.4%, over June 30, 1996 levels. This increase resulted primarily from management's election to pursue growth in the deposit portfolio through marketing and pricing strategies. Passbook and demand accounts increased approximately $1.1 million, or 6.2%, and certificates of deposit increased approximately $1.7 million, or 4.9%, as a result of these efforts.

Borrowings totaled $19.1 million at March 31, 1997, an increase of $4.5 million, or 31.3%, over the total at June 30, 1996. The increase was utilized to partially fund the growth in loan portfolio.

The Corporation's total shareholders' equity amounted to $14.3 million at March 31, 1997, a decrease of $4.9 million, or 25.6%, from June 30, 1996 levels. The decrease resulted primarily from a $3.00 per share, or $4.2 million return of capital distribution paid in 1996, coupled with regular dividends totaling $474,000, which were partially offset by net earnings of $501,000 and a $27,000 decline in unrealized losses on securities designated as available for sale.

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

At March 31, 1997, the Savings Bank's tangible and core capital totaled $12.5 million, or 14.0%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.3 million and $2.7 million by $12.7 million and $11.3 million, respectively. The Savings Bank's risk-based capital of $12.9 million, or 27.0% of risk-weighted assets, exceeded the current 8% requirement by $9.1 million.

Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 1997 and 1996
----------------------
General
-------
Net earnings amounted to $501,000 for the nine months ended March 31, 1997, a decrease of $153,000, or 23.4%, from the $654,000 of net earnings reported for the same period in 1996.

                KENTUCKY FIRST BANCORP, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 1997 and 1996 (continued)
-----------------------
The decline in earnings resulted primarily from a $351,000 charge recorded in the first quarter of fiscal 1997 reflecting a special assessment to recapitalize the Savings Association Insurance Fund (SAIF), coupled with a $250,000 increase in general, administrative and other expense, which were partially offset by a $371,000 increase in net interest income, an $8,000 increase in other income and a $65,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income increased by $371,000, or 19.1%, for the nine months ended March 31, 1997, compared to the 1996 period. Interest income on loans increased by $438,000, or 18.2%, due primarily to a $5.7 million increase in the average balance of loans outstanding year-to-year, coupled with an increase in yield. Interest income on mortgage-backed securities increased by $485,000, or 80.4%, due primarily to a $9.4 million increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $92,000, or 10.7%, due primarily to a decline in the average yields available on short-term deposits.

Interest expense on deposits decreased by $104,000, or 5.9%, due primarily to a 38 basis point decline in the cost of deposits year-to-year, to 4.23% in 1997. Interest expense on borrowings increased by $564,000 during the current period, due primarily to a $12.2 million increase in weighted-average advances from the Federal Home Loan Bank year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $371,000, or 19.1%, to a total of $2.3 million for the nine months ended March 31, 1997. The interest rate spread amounted to approximately 2.84% and 2.89% during the respective 1997 and 1996 periods, while the net interest margin amounted to 2.74% and 2.82% in 1997 and 1996, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded an $11,000 provision for losses on loans during the nine month period ended March 31, 1997. a decline of $4,000 from the comparable 1996 period. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $8,000, or 7.5%, for the nine months ended March 31, 1997, compared to the same period in 1996, due primarily an increase in service charges and fees on loans and deposits.

                 KENTUCKY FIRST BANCORP, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 1997 and 1996 (continued)
-----------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $601,000, or 54.1%, during the nine month period ended March 31, 1997, compared to the same period in 1996. This increase resulted primarily from the $351,000 charge recorded in the first quarter of fiscal 1997 attendant to the aforementioned SAIF recapitalization. The deposit accounts of the Savings Bank and of other savings associations are insured by the FDIC through the SAIF. The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC through the Bank Insurance Fund (BIF), except to the extent such banks have acquired SAIF deposits.
The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee.

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

A component of the recapitalization plan provides for the merger of the SAIF and BIF on December 31, 1999, but only if there are no insured savings associations on that date. The legislation directs the Department of Treasury to make recommendations to Congress by December 31, 1997 for the establishment of a single charter for banks and thrifts. The Savings Bank cannot predict what the effect of this legislation will be on the Savings Bank.

                  KENTUCKY FIRST BANCORP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 1997 and 1996 (continued)
----------------------
General, Administrative and Other Expense (continued)
-----------------------------------------

Additionally, the increase in general, administrative and other expense resulted from a $190,000, or 35.4%, increase in employee compensation and benefits and an $87,000, or 28.6%, increase in other operating expense. The increase in employee compensation and benefits generally reflects normal merit increases and increased costs attendant to the Corporation's stock benefit plans implemented in conjunction with the mutual-to-stock conversion. The increase in other operating expense resulted primarily from an increase in costs related to increased reporting requirements of a public stock company.

Federal Income Taxes
--------------------

The provision for federal income taxes declined by $65,000, or 23.7%, for the nine month period ended March 31, 1997, as compared to the same period in 1996. This decline resulted primarily from the decrease in net earnings before taxes of $218,000, or 23.5%. The effective tax rates were 29.4% and 29.5% for the nine month periods ended March 31, 1997 and 1996, respectively.

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended March 31, 1997 and 1996
-----------------------------

General
-------
Net earnings amounted to $258,000 for the three months ended March 31, 1997, a decrease of $37,000, or 12.5%, from the $295,000 of net earnings reported for the same period in 1996. The decrease in earnings resulted primarily from a $67,000 increase in general, administrative and other expense, which was partially offset by $21,000 increase in net interest income and a $13,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------
Net interest income increased by $21,000, or 2.8%, for the three months ended March 31, 1997, compared to the 1996 period. Interest income on loans increased by $150,000, or 18.0%, due primarily to a $6.8 million increase in the average balance of loans outstanding year-to-year, coupled with an increase in yield. Interest income on mortgage-backed securities increased by $103,000, or 40.6%, due primarily to a $9.4 million increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $73,000, or 22.6%, due primarily to a decrease in the average balances outstanding.

Interest expense on deposits increased by $22,000, or 4.0%, due primarily to a $3.8 million increase in the weighted-average balance of deposits outstanding year-to-year which was partially offset by an approximate 28 basis point decline in the average cost of deposits to 4.2% in fiscal 1997. Interest expense on borrowings increased by $137,000 during the current period, due primarily to a $10.2 million increase in weighted- average advances from the Federal Home Loan Bank outstanding year-to-year.
                          14
                KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended March 31, 1997 and 1996 (continued)
-----------------------------

Net Interest Income (continued)
------------------

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $21,000, or 2.8%, to a total of $758,000 for the three months ended
March 31, 1997. The interest rate spread decreased to approximately 2.84% from 2.86% during the respective 1997 and 1996 quarters, while the net interest margin amounted to approximately 3.53% in 1997, as compared to 3.89% in 1996.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $3,000 provision for losses on loans during the three month period ended March 31, 1997. There was no provision recorded during the three months ended March 31, 1996. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
----------

Other income decreased by $1,000, or 2.6%, for the three months ended March 31, 1997, compared to the same period in 1996.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $67,000, or 19.0%, for the three months ended March 31, 1997, as compared to the same period in 1996. The increase resulted primarily from a $60,000, or 34.7%, increase in employee compensation and benefits. The increase in employee compensation and benefits generally reflects normal merit increases and increased costs attendant to the Corporation's stock benefit plans implemented in conjunction with the mutual-to-stock conversion, in addition to a $29,000, or 31.9%, increase in other operating expense, which were partially offset by a $27,000, or 93.1%, decrease in federal deposit insurance premiums.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $13,000, or 10.2%, for the three month period ended March 31, 1997, as compared to the same period in 1996. This decrease resulted primarily from the decrease in net earnings before taxes. The effective tax rates were 30.6% and 30.1% for the three month periods ended March 31, 1997 and 1996, respectively.

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



          Date: May 12, 1997         By:  /s/Betty J. Long
                                          -------------------------
                                          Betty J. Long
                                          President and Chief
                                          Executive Officer



          Date: May 12, 1997         By:  /s/Robbie Cox
                                          -------------------------
                                          Robbie Cox
                                          Chief Financial Officer