Form 10KSB
period 1997-06-30
KENTUCKY FIRST BANCORP INC
filed 1997-09-26
CIK 943891

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------
(Mark One)                       FORM 10-KSB
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended June 30, 1997

  [_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
                               ------------    -------------

                          Commission File No. 1-13904
                                              -------

                         KENTUCKY FIRST BANCORP, INC.
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Delaware                                                 61-1281483
---------------------------------                          -------------------
(State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                          identification no.)

306 North Main Street, Cynthiana, Kentucky                       41031-1210
------------------------------------------                  ------------------
(Address of principal executive offices)                         (Zip Code)

        Issuer's telephone number, including area code: (606) 234-1440

          Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.01 per share              American Stock Exchange
--------------------------------------         -------------------------------
          (Title of Class)                (Name of Exchange on Which Registered

          Securities registered pursuant to Section 12(g) of the Act:
                                Not Applicable

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the fiscal year ended June 30, 1997:  $6,455,000

As of September 19, 1997, the aggregate market value of the 1,082,776 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $14,752,823 based on the closing sales price of $13.625 per share of the registrant's Common Stock on September 19, 1997 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 19, 1997: 1,302,694

Transitional Small Business Disclosure Format   Yes     No  X
                                                    ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

        1. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

         The Company. Kentucky First Bancorp, Inc. (the "Company"), a Delaware corporation, was organized at the direction of the Board of Directors of First Federal Savings Bank, Cynthiana, Kentucky ("First Federal" or the "Bank") in April 1995 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed August 28, 1995, with the Company issuing 1,388,625 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, cash and investment securities and a note receivable from the ESOP. The Company's principal business is the business of the Bank. At June 30, 1997, the Company had total assets of $88.9 million, deposits of $55.4 million, net loans receivable of $48.9 million and shareholders' equity of $14.7 million.

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

RECENT DEVELOPMENTS

         Pursuant to the provisions of The Financial Services Competition Act of 1997, which is pending before Congress, federal savings associations, such as the Bank, would be required to convert to national banks two years after the enactment of the bill, but could continue to exercise any authority which they were legally entitled to exercise immediately prior to such conversion. Federal associations would not be required to divest any branches and would be permitted to continue to branch in any state in which they were located to the same extent as national banks. Two years after enactment, state savings associations would become regulated as commercial banks under federal law but would be allowed to retain any investment that was permissible prior to that date. Unitary holding companies such as the Company could continue to exercise any powers they had prior to their subsidiary becoming a bank by operation of law as long as they did not acquire another bank. Grandfathered unitary powers, however, could not be transferred to another company which acquires control of the unitary holding company after the effective date of the law. The BIF and the SAIF would merge effective at the later of January 1, 2000 or two years after the date of enactment. It is unknown whether this legislation or legislation of a similar type will be enacted or, if enacted, what the impact would be on the Bank.

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

         The economy in the Bank's market area is based on a mixture of manufacturing and agriculture, primarily within the tobacco industry. Other employment is provided by a variety of service employers, manufacturing industries, wholesale/retail trade employers and state and local government. Large local employers include 3-M, Grede Perm Cast (a Division of Grede Foundries), Bullard Manufacturing, Bundy Tubing, Southland Container Concept Packaging Group, and Trinity Industries. The Licking Valley Center of Maysville Community College is also located in Cynthiana with an enrollment of approximately 425 students. Presently, classes are held at various locations, such as the local schools and churches. The college is seeking a site in Cynthiana on which to build a permanent facility. Area businesses and community leaders are being asked to pledge dollars toward this endeavor. This is a long range plan that should come to fruition in the next five to six years. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Harrison County as of December, 1996 was 5.2% as compared to 5.6% for the Commonwealth of Kentucky.

         During March 1997, the City of Cynthiana and surrounding areas experienced severe flooding. While neither of the Bank's offices was affected by the flooding, approximately 340 homes and 60 businesses within Cynthiana were affected as was the office for the County Clerk for Harrison County. As a result, a large number of county real estate records were damaged. Although restoration of these records has subsequently been completed, during the restoration period, the Bank's mortgage loan origination volume was reduced since title to certain properties could not be verified.

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

         At June 30, 1997, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $2.0 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $1.9 million.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1997, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.


                                                                                At June 30,
                                                            -----------------------------------------------------
                                                                    1997                           1996
                                                            --------------------            ---------------------
                                                            Amount            %             Amount             %
                                                            ------           ---            ------            ---
                                                                            (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
  One- to four-family residential and construction (1)....  $   27,052     54.56%           $  24,830       56.79%
  Multi-family residential................................       5,972     12.04                4,477       10.24
  Agricultural............................................       5,726     11.55                5,206       11.91
  Commercial..............................................       5,829     11.75                5,256       12.02
                                                            ----------  --------            ---------     -------
     Total real estate loans..............................      44,579     89.90               39,769       90.96

Commercial loans..........................................       1,069      2.16                  821        1.88
Agricultural operating loans..............................       1,025      2.06                1,030        2.36

Consumer loans:
  Automobiles.............................................         296       .60                  249        0.57
  Mobile home.............................................         196       .40                  219        0.50
  Savings account.........................................         947      1.91                  710        1.62
  Other...................................................       1,471      2.97                  922        2.11
                                                            ----------  --------            ---------     -------
     Total consumer loans.................................       2,910      5.88                2,100        4.80
                                                            ----------  --------            ---------     -------
     Total loans..........................................      49,583    100.00%           $  43,720      100.00%
                                                                        ========                          =======

Less:
  Loans in process........................................         143                            178
  Deferred loan fees......................................          94                             78
  Unearned discount.......................................          54                             77
  Allowance for loan losses...............................         372                            367
                                                            ----------                      ---------
     Loans receivable, net................................  $   48,920                      $  43,020
                                                            ==========                      =========

-----------
(1) At June 30, 1997, constructions loans amounted to $130,000 and represented .26% of total gross loans.

LOAN MATURITY SCHEDULE

         The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                    Due Within           Due 1-5
                                      1 Year              Years            Due After 5
                                       After              After            Years After
                                      6/30/97            6/30/97             6/30/97            Total
                                      -------            -------             -------            -----
                                                     (In thousands)
Real estate mortgage............... $   1,295            $  6,370           $  36,914         $  44,579
Consumer...........................     2,094                  --                  --             2,094
Commercial.........................     2,910                  --                  --             2,910
                                    ---------            --------           ---------         ---------
     Total......................... $   6,299            $  6,370           $  36,914         $  49,583
                                    =========            ========           =========         =========

         The following table sets forth at June 30, 1997, the dollar amount of all loans due one year or more after June 30, 1997 which have predetermined interest rates and have floating or adjustable interest rates.


                                                          Predetermined          Floating or
                                                              Rates           Adjustable Rates
                                                          -------------       ----------------
                                                                   (In thousands)
     Real estate mortgage...............................   $    22,075           $    21,209
     Consumer...........................................            --                    --
     Commercial.........................................            --                    --
                                                           -----------           -----------
          Total.........................................   $    22,075           $    21,209
                                                           ===========           ===========

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

         One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At June 30, 1997, $27.1 million, or 54.56% of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties primarily located in the Bank's market area.

         The Bank originates both fixed rate and adjustable rate mortgage loans ("ARMs") with terms of up to 30 years. Currently, First Federal's adjustable rate loans are indexed to the National Monthly Cost of Funds Rate to SAIF-Insured Institutions (the "Index Rate"). In late March 1995, the Bank changed the index used to the weekly average yield on U.S. Treasury Securities adjusted to a Constant Maturity of One Year. The interest rates on these mortgages are adjusted annually with a limitation of two percentage points per adjustment and six percentage points over the life of the loan.
The minimum rate on such loans is 5%.

         The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans to 85% of the lesser of the appraised value or purchase price of the property. The Bank recently began offering mortgage loans up to 95% of the appraised value of the underlying property for single and two family dwellings only that are located in Harrison County. Private mortgage insurance is required.

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

         Multi-family and Commercial Real Estate Loans. The Bank has been active in the origination and purchase of loans secured by commercial real estate and multi-family properties. At June 30, 1997, multi-family and commercial real estate loans totaled $6.0 million and $5.8 million, respectively, and represented 12.04% and 11.75%, respectively, of the Bank's gross loan portfolio. Certain of these loans had been originated by an outside broker and subsequently purchased by the Bank. See " -- Originations and Purchases of Loans."

         Multi-family and commercial real estate loans are made in amounts of up to 80% of the appraised value of the property and may be on a fixed or adjustable rate basis for terms of up to 30 years. Prior to committing to make a multi-family or commercial real estate loan, the Bank requires that the prospective borrower provide a cash flow statement indicating sufficient cash flow from the property to service the loan. The Bank reviews any tenant leases and requires that the payments under such leases be assigned to the Bank.

         The Bank's multi-family real estate loans consist primarily of loans secured by apartment buildings which are primarily located in the Bank's market area. Generally, these apartment buildings are small with an average of eight to twelve units. The Bank's largest multi-family property loan amounted to $559,000 at June 30, 1997 and was secured by 21 duplexes.

         The Bank's commercial real estate portfolio consists of loans secured by office buildings, nursing homes, warehouse properties and churches. The Bank's largest commercial real estate loan is secured by a nursing home located in Butler, Kentucky. Such loan had a balance of $665,000 at June 30, 1997.

         Multi-family and commercial real estate lending entails significant additional risks as compared to one-to four-family residential lending. Such loans typically involve large loans to single borrowers or related borrowers. At June 30, 1997, the average size of the Bank's multi-family and commercial real estate loans was $154,000 as compared to the average size of residential real estate loans which was $38,000. Such loans also involve a greater repayment risk as repayment is typically dependent on the successful operation of the project such that the income generated by the project is sufficient to cover operating expenses and debt service, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. In addition, commercial real estate is more likely to be subject to some form of environmental contamination. The Bank is now pricing multi-family and commercial loans it originates 25 to 60 basis points above the single-family loan rate to compensate the Bank for these additional risks. However, the interest rates on purchased multi-family and commercial real estate loans are established by the unaffiliated loan broker and on average are at least 50 basis points above the rates charged by the Bank on one-to four-family mortgage loans. To minimize these risks, the Bank generally limits itself to loans secured by properties located in the Bank's market area.

         Construction Loans. First Federal engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties. Such loans convert to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At June 30, 1997, the Bank's loan portfolio included $130,000 of loans secured by properties under construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in three increments as construction progresses and as inspections warrant. Construction/permanent loans may have either an adjustable or fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months. Interest is billed monthly during the construction phase. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

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

         The Bank makes a limited number of construction loans to contractors to finance the construction of residential properties on a speculative basis. The largest such loan had an outstanding balance of $577,000 as of June 30, 1997 and was secured by seven single family homes with an aggregate appraised value of $784,000. Terms of such loans provide that the Bank receives sufficient proceeds from the sale of individual properties in the project to satisfy the mortgage on that particular property. Certain of these construction loans were originated by an outside broker and purchased by the Bank. The broker continues to service the loans for the Bank including performing inspections and authorizing all draws under the construction loan. See " -- Originations and Purchases of Loans."

         The Bank also makes a limited number of construction loans to finance the construction of commercial and multi-family real estate.

         Consumer Loans. The consumer loans originated by the Bank include automobile loans, savings account loans and unsecured loans. The Bank's loan portfolio includes loans secured by mobile homes although the Bank no longer originates such loans. The Bank's automobile loans are generally underwritten in amounts up to 80% of the lesser of the purchase price of the automobile or the loan value as published by the National Automobile Dealers Association. The terms of such loans do not exceed 60 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy. The Bank makes savings account loans for terms of up to the lesser of six months or the maturity date of the certificate, securing the loan for up to 100% of the face amount of the certificate or the balance in the savings account. The interest rate charged on these loans is normally two percentage points above the rate paid on the certificate account and the account must be pledged as collateral to secure the loan. At June 30, 1997, the Bank's consumer loans totaled $2.9 million, or 5.88% of the Bank's gross loan portfolio.

         The Bank intends to continue the origination of consumer loans. Consumer loans tend to be originated at higher interest rates than mortgage loans and for shorter terms. However, consumer loans generally involve more risk than one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral. The Bank's risks associated with consumer loans have been further limited by the modest amount of consumer loans made by the Bank.

         Agricultural Loans. The Bank originates agricultural loans both for the purchase or refinance of agriculture-related real estate and for operating purposes. At June 30, 1997, the Bank had $5.7 million in agricultural real estate loans, or 11.55% of its gross loan portfolio, and $1.0 million in agricultural operating loans, or 2.06% of the Bank's gross loan portfolio.

         Agricultural real estate loans are primarily secured by first liens on farmland or buildings thereon located in the Bank's market area. Loans are generally underwritten in amounts of up to 65% of the lesser of the appraised value or the fair market value of the property on loans secured by farm land and 80% of the lesser of the appraised or fair market value on loans secured by farm buildings. Such loans may be underwritten on either a fixed rate or an adjustable rate basis with a term of up to 30 years. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property. The average size of an agricultural real estate loan originated by the Bank is approximately $55,000.

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

         Commercial Loans. The Bank originates a limited amount of commercial loans to small and medium sized businesses located in its market area. At June 30, 1997, the Bank's commercial business loans amounted to $1.1 million, or 2.16% of the Bank's gross loan portfolio.

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

         All one- to four-family and commercial mortgage loans above $125,000 are required to be presented to the Board of Directors for final approval. Mortgage loans below that amount may be approved by individual loan officers. Individual loan officers may approve unsecured consumer loans and agricultural operating loans up to $10,000; unsecured consumer loans in amounts of up to $40,000 may be approved by the Bank's Executive Committee with loans in excess of such amounts approved by the Bank's Board of Directors. Commercial loans up to $25,000 may be approved by a loan officer with loans in excess of that amount up to $75,000 to be approved by the Bank's Executive

Committee. All commercial business loans in excess of $75,000 require the approval of the Board of Directors. Loan applicants are promptly notified of the decision of the Bank. Interest rates on approved loans are subject to change if the loan is not funded within 45 days after the date of application, although the Bank will commit to provide the financing for up to six months from the date of approval. It has been management's experience that substantially all approved loans are funded. Fire and casualty insurance, as well as flood insurance, are required for all loans as appropriate, and a title opinion is required for loans secured by real estate.

         Originations and Purchases of Loans. The Bank's loans are primarily originated by salaried loan officers of the Bank. In addition, the Bank has purchased one-to four-family mortgage loans from various sources in the Bank's market area and has purchased a number of whole loans and participation interests in loans from an established mortgage broker headquartered in Lexington, Kentucky. Historically, the Bank has not originated any loans for sale in the secondary market. The Bank expects to apply to become an eligible seller/servicer. There can be no guarantee, however, that the Bank will be approved.

         The Bank purchases loans to supplement its lending activities during periods of low loan demand. The Bank has purchased one- to four-family loans from various institutions and an unaffiliated mortgage broker, located in Lexington, Kentucky. These loans are primarily secured by real estate located in and around Lexington, Kentucky and continue to be serviced by the sellers. In addition, the Bank has purchased whole loans and a limited number of participation interests in a variety of commercial real estate and multi-family real estate loans. These loans are originated by the unaffiliated mortgage broker headquartered in Lexington, Kentucky and are secured by properties which are primarily located in and around Lexington Kentucky. The mortgage broker does not retain any ownership interest in the loans purchased by the Bank, although the broker receives a fee for servicing the loans. As of June 30, 1997, the Bank had purchased from this broker participation interests in four loans with outstanding balances as of that date totaling $1.8 million, or 3.6% of total gross loans and had purchased whole loans totaling $4.2 million, or 8.4% of total gross loans. Thirteen of these loans or participation interests aggregating $3.5 million, or 7.0% of total gross loans at June 30, 1997, were secured by commercial or multi-family real estate.

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

         Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. The Bank also makes quarterly inspections of all property securing delinquent loans. At June 30, 1997 the Bank had $46,000 and $164,000 in assets classified as special mention and substandard, respectively, and had no assets classified as doubtful or loss.

         Included in the balance of substandard loans was a loan to an individual secured by a commercial property which had a balance of $34,000 as of June 30, 1997. Payments on this loan are approximately 15 months delinquent although the Bank has received sporadic payments.

         The remaining substandard loans consist primarily of loans secured by one-to four-family properties.

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

         General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. General allowances are included in calculating the Bank's risk-based capital, while specific allowances are not so included. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. As of June 30, 1997, the Bank's allowance for loan losses did not include any specific loss reserves.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. There were no charge-offs or recoveries fiscal year 1996.


                                                          Year Ended June 30,
                                                         ---------------------
                                                           1997         1996
                                                         -------      --------
                                                             (In thousands)
Balance at beginning of period.........................  $   367      $   352
Charge-offs:
  Real estate loans:
    One- to four-family residential....................       --           --
    Multi-family residential...........................       --           --
    Agricultural.......................................       --           --
    Commercial and other...............................       --           --
    Construction.......................................       --           --
  Commercial loans.....................................       --           --
  Agricultural operating loans.........................       --           --
  Consumer loans:
    Automobile.........................................       --           --
    Savings account....................................       --           --
    Other consumer.....................................       12           --
                                                         -------      -------
      Total:...........................................       12           --
                                                         -------      -------
Recoveries:
    One- to four-family residential....................       --           --
    Multi-family residential...........................       --           --
    Agricultural.......................................       --           --
    Commercial and other...............................       --           --
    Construction.......................................       --           --
  Commercial loans.....................................       --           --
  Agricultural operating loans.........................       --           --
  Consumer loans:
    Automobile.........................................       --           --
    Savings account....................................       --           --
    Other consumer.....................................        2           --
                                                         -------      -------
      Total:...........................................        2           --
Net charge-offs........................................       10           --
                                                         -------      -------
Provision for losses on loans..........................       15           15
                                                         -------      -------
Balance at end of period...............................  $   372      $   367
                                                         =======      =======
Ratio of net charge-offs to average loans
  outstanding during the period........................      .02%        --  %
                                                         =======      =======

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


                                                                              At June 30,
                                                     ----------------------------------------------------------
                                                                1997                         1996
                                                     ----------------------------   ---------------------------
                                                                      Percent                      Percent
                                                                      of Loans                     of Loans
                                                                    in Each Cate-                in Each Cate-
                                                                    gory to Total                gory to Total
                                                      Amount           Loans         Amount         Loans
                                                      ------        -------------    ------      --------------
                                                                           (Dollars in thousands)
Real estate - mortgage:
  One- to four-family residential and
    construction...................................  $   151        53.42%           $  149        56.79%
  Multi-family residential.........................       --        12.04                --        10.24
  Agricultural.....................................       --        11.55                --        11.91
  Commercial.......................................      176        11.69               174        12.02
Commercial loans...................................        6         3.47                 6         1.88
Agricultural operating loans.......................       31         2.06                31         2.36
Consumer loans:
  Automobiles......................................       --         0.59                --         0.57
  Mobile homes.....................................       --         0.34                --         0.50
  Savings account..................................       --         1.91                --         1.62
  Other consumer loans.............................        8         2.93                 7         2.11
                                                     -------       ------            ------       ------
    Total allowance for loan losses................  $   372       100.00%           $  367       100.00%
                                                     =======       ======            ======       ======

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


                                                                                  At June 30,
                                                                             ----------------------
                                                                               1997          1996
                                                                             --------       -------
                                                                             (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real Estate:
    One- to four-family residential and construction.......................   $  --         $   --
    Multi-family residential...............................................      --             --
    Agricultural...........................................................      --             --
    Commercial.............................................................      34             36
  Commercial loans.........................................................      --             --
  Agricultural operating loans.............................................      --             --
  Consumer.................................................................      --             --
                                                                              -----         ------
     Total.................................................................      34             36
                                                                              -----         ------

Accruing loans which are contractually past due 90 days or more:
  Real estate:
    One- to four-family residential and construction.......................      25             --
    Multi-family residential...............................................      --             --
    Agricultural...........................................................      --             74
    Commercial.............................................................      --             --
  Commercial loans.........................................................      --             10
  Agricultural operating loans.............................................      --             --
  Consumer.................................................................      --              2
                                                                              -----         ------
     Total.................................................................      25             86
                                                                              -----         ------

Total non-performing loans.................................................   $  59         $  122
                                                                              =====         ======

Total non-performing loans as a percentage
  of total net loans.......................................................     .12%          0.28%
                                                                              =====         ======

Total non-performing assets as a percentage
  of total assets..........................................................     .07%          0.14%
                                                                              =====         ======

----------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.


         Loans generally are placed on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. During the year ended June 30, 1997, gross interest income of $3,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. Interest income recognized on such loans during the year ended June 30, 1997, totaled approximately $2,000. Accruing loans which were contractually past due 90 days or more at June 30, 1997 totaled $25,000 and consisted primarily of one real estate loan secured by agricultural property which had a principal balance of $25,000 at June 30, 1997. See " -- Asset Classification and Allowance for Loan Losses."

         Loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $151,000 at June 30, 1997.

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

         In accordance with SFAS No. 115, effective July 1, 1994, the Bank classified its investments portfolio as held to maturity. The Bank's investment securities were recorded at cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the term of the related security. During September 1995, the Financial Accounting Standards Board ("FASB") granted financial institutions the opportunity to reclassify investment portfolios without calling into question the institution's prior intent with respect to such securities under SFAS No. 115. The Company took advantage of this opportunity by reclassifying approximately $3.0 million of investment securities and $1.3 million of mortgage-backed securities from held-to-maturity to the available for sale classification. All reclassifications were made on a single day in conformity with the requirement. It was management's belief that such changes would allow more flexibility in managing interest rate risk within the investment and mortgage-backed securities portfolios. For further information, see Notes A-2 and B of Notes to Consolidated Financial Statements.

         Mortgage-Related Securities. The Company invests in mortgage-related securities such as collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"), primarily as an alternative to mortgage loans or mortgage-backed securities. CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and, as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities.

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

         At June 30, 1997, the Bank had $5.8 million in CMOs and REMICs, which amounted to 6.5% of total assets. All of the CMOs and REMICs owned by the Bank are insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of either FNMA or FHLMC. The CMOs and REMICs owned by the Bank include both fixed and floating rate instruments.

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

         Mortgage-Backed Securities. The Company also invests in traditional mortgage-backed securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank.

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

         The Company's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed and mortgage-related securities. At June 30, 1997, the Bank had $21.2 million in mortgage-backed securities (representing 100% of the Bank's gross mortgage-backed securities portfolio, or 23.8% of total assets), insured or guaranteed by FNMA, FHLMC or GNMA.

         Structured Notes. The Company has also invested in structured notes issued by the FHLBs. These securities represent obligations of the FHLBs to repay principal with interest that is either fixed or fluctuates in accordance with an interest formula tied to various indices. Certain of these securities involve certain risks not associated with investments in a conventional debt security. If the interest rate on a note is indexed, the change in the interest rate may result in an interest rate that is less than that payable on a conventional fixed rate debt security issued at the same time. Moreover, the secondary market for such notes is affected by factors independent of the creditworthiness of the issuer and the value of the index, including other interest rates, the volatility of the index to which interest on the notes is tied, time remaining to maturity, and the amount of such notes outstanding. The Company has purchased its structured notes in an effort to increase the yield in its investment portfolio.

         The following table sets forth the carrying value of the Company's investments at the dates indicated.


                                                                                 At June 30,
                                                                    -----------------------------
                                                                     1997                   1996
                                                                    ------                 ------
                                                                             (In thousands)
         Investment securities held to maturity:
           U.S. government obligations...........................   $     --          $     --
           FHLB obligations......................................      4,886             4,386
           FHLMC notes...........................................      3,611             3,610
           FNMA notes............................................        996             2,089
           Municipal obligations.................................      2,240             2,379
                                                                    --------          --------
             Total investment  securities held to maturity.......     11,733            12,464
                                                                    ---------         --------

         Investment securities available for sale:
           Tennessee Valley Authority bonds......................        153               652
           FHLB obligations......................................      1,945             1,917
           FNMA notes............................................         --               500
           Municipal obligations.................................        104                --
                                                                    --------          --------
             Total investment securities available for sale......      2,202             3,069
                                                                    --------          --------
               Total investment securities.......................   $ 13,935          $ 15,533
                                                                    ========          ========

         Mortgage-backed securities held to maturity:
           FHLMC participation certificates......................   $  2,104          $  1,988
           GNMA participation certificates.......................      2,043             2,377
           FNMA participation certificates.......................     13,675            14,677
                                                                    --------          --------
             Total mortgage-backed securities held
               to maturity.......................................     17,822            19,042
                                                                    --------          --------

         Mortgage-backed securities available for sale:
           FHLMC participation certificates......................      3,348             4,135
                                                                    --------          --------
             Total mortgage-backed securities available for sale.      3,348             4,135
                                                                    --------          --------

             Total mortgage-backed securities....................     21,170            23,177

         Interest-earning deposits and certificates..............        762               643
                                                                    --------          ---------

               Total investments and mortgage-backed
                 securities:.....................................   $ 35,867          $ 39,353
                                                                    ========          ========

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment and mortgage-backed securities, including those designated as available for sale at June 30, 1997.


                                           One Year or Less       One to Five Years       Five to Ten Years
                                          --------------------   --------------------    --------------------
                                          Carrying   Average     Carrying     Average    Carrying     Average
                                           Value      Yield       Value        Yield      Value        Yield
                                          -------    -------     -------      -------    -------      -------
                                                       (Dollars in Thousands)
Investment securities:
  U.S. obligations......................  $    --        -- %    $   250      7.12%     $  3,361      7.12%
  Tennessee Valley Authority bonds             --        --          153      7.45            --        --
  FHLB obligations......................    2,489      5.28        1,348      5.15         2,994      6.45
  FNMA notes............................       --        --           --        --           996      7.09
  State and municipal obligations.......      395      6.23          415      5.46           757      4.78
  Mortgage-backed securities............       --        --          381      6.73           539      6.68
  Interest-earning deposits and
    certificates of deposits............      762      6.27%          --        --            --       --
                                          -------                -------                --------
      Total.............................  $ 3,646                $ 2,547                $  8,647
                                          =======                =======                ========


                                           More than Ten Years       Total Investment Portfolio
                                           --------------------   --------------------------------
                                           Carrying   Average     Carrying       Market    Average
                                            Value      Yield       Value         Value      Yield
                                            -------    -------    --------     --------     ------
Investment securities:
  U.S. obligations......................  $    --        -- %     $  3,611     $  3,570       7.12%
  Tennessee Valley Authority bonds             --        --            153          153       7.45
  FHLB obligations......................       --        --          6,831        6,711       5.76
  FNMA notes............................       --        --            996          983       7.09
  State and municipal obligations.......      777      6.24          2,344        2,374       5.63
  Mortgage-backed securities............   20,250      6.73         21,170       20,831       6.72
  Interest-earning deposits and
    certificates of deposits............       --        --            762          762       6.27%
                                          -------                 --------     --------
      Total.............................  $21,027                 $ 35,867     $ 35,384
                                          =======                 ========     ========

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

         Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totaled $3.5 million, or 6.3% of the Bank's total savings portfolio at June 30, 1997. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank was unable to obtain funds from alternative sources. However, First Federal has no brokered funds, nor do these Jumbos represent brokered funds.

         Savings deposits in the Bank as of June 30, 1997 were represented by the various types of savings programs described below.


                                                                                      June 30, 1997
  Interest     Minimum                                                   Minimum       Balance in     Percentage of
    Rate         Term           Category                                 Amount        Thousands      Total Savings
  --------     -------          --------                                 ------       -------------   --------------
   2.97 %      None             Passbook Savings                        $    50        $     6,163       11.12%
   --          None             Demand Checking                             200              1,758        3.17
   2.00        None             NOW Accounts                                400              5,025        9.06
   2.10        None             Super NOW Accounts                        1,000              3,312        6.00
   2.95        None             Money Market Deposit Accounts             2,500              2,356        4.25
*  4.09        None             First Money MMDA Accounts                10,000              1,169        2.11
   2.97        None             Christmas Clubs                              --                 43         .08

                                Certificates of Deposit
                                -----------------------

*  4.42        91 days          91-day Fixed Term, Fixed Rate             1,000                319         .58
*  5.04        6 months         6 Month Fixed Term, Fixed Rate            1,000              5,552       10.00
*  5.38        1 year           1 Year, Fixed Term, Fixed Rate            1,000              9,954       17.95
*  5.79        18 months        18 Month Fixed Term, Fixed Rate           1,000              5,449        9.83
*  5.33        18 months        IRA 18 Month Fixed Term, Fixed Rate         500              3,130        5.64
*  5.30        24 months        24 Month "Bump" **                        5,000              2,970        5.36
*  5.68        30 months        30 Month Fixed Term, Fixed Rate           1,000                674        1.21
*  5.71        36 months        36 Month Fixed Term, Fixed Rate           1,000              3,135        5.65
*  5.75        36 months        IRA 36 Month Fixed Term, Fixed Rate         500                  6          --
*  5.46        5 years          5 Year Fixed Term, Fixed Rate             1,000              3,948        7.12
*  5.46        5 years          IRA 5 Year, Fixed Term, Fixed Rate          500                480         .87
                                                                                       -----------      ------
                                                                                       $    55,443      100.00%
                                                                                       ===========      ======

-------------
*        Represents weighted average interest rate.
** Certificate holder has option at any time during term of certificate to request a one-time increase to then-prevailing 24 month certificate of deposit rate.

         The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.


                                                                   Year Ended June 30,
                                         ------------------------------------------------------------------------
                                                       1997                                     1996
                                         -----------------------------              -----------------------------
                                          Interest-Bearing                          Interest-Bearing
                                          Demand and          Time                  Demand and             Time
                                          Savings Deposits    Deposits              Savings Deposits     Deposits
                                          ----------------    --------              ----------------     --------
                                                               (Dollars in thousands)

Average balance........................  $    19,242         $    35,785              $  16,700          $  34,847
Average rate...........................         2.17%               4.66%                  2.93%              5.21%

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.


                                                                            Certificates
      Maturity Period                                                        of Deposit
      ---------------                                                       ------------
                                                                           (In thousands)
      Three months or less...............................................      $   760
      More than three through six months.................................          403
      More than six through 12 months....................................        1,001
      Over 12 months.....................................................        1,345
                                                                               -------
         Total...........................................................      $ 3,509
                                                                               =======

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

         The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation of the Bank -- Federal Home Loan Bank System."

         The following table sets forth certain information regarding the Bank's FHLB advances (the Bank's only borrowings outstanding during the periods) at the dates and for the periods indicated.


                                                                          At or for the
                                                                       Year Ended June 30,
                                                                   -------------------------
                                                                    1997               1996
                                                                   ------             ------
                                                                      (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances..................................................  $ 17,970       $  14,528

Weighted average rate paid on:
  FHLB advances..................................................      5.40%           5.46%


                                                                           For the Year
                                                                          Ended June 30,
                                                                   ---------------------------
                                                                    1997                 1996
                                                                   ------               ------
                                                                      (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
  FHLB advances and other borrowed money........................   $ 19,923           $ 14,528


                                                                          For the Year
                                                                         Ended June 30,
                                                                   ---------------------------
                                                                    1997                 1996
                                                                   ------               ------
                                                                      (Dollars in thousands)
Approximate average borrowings outstanding with respect to:
  FHLB advances and other borrowed money.........................  $ 18,043           $  6,234

Approximate weighted average rate paid on: (1)
  FHLB advances and other borrowed money.........................      5.27%              5.07%

---------------
(1) Weighted average computed by dividing total interest paid by average balance outstanding.

         As of June 30, 1997, the Bank had $18.0 million in advances outstanding. Further asset growth may be funded through additional advances.

SUBSIDIARY ACTIVITIES

         As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 1997, the Bank was authorized to invest up to $2.6 million in the stock of or loans to subsidiaries, including the additional 1.0% investment for community inner-city and community development purposes. The Bank has one wholly owned subsidiary: Cynthiana Service Corporation, a Kentucky corporation, formed for the purpose of holding the Bank's investments in data processing operations. At June 30, 1997, the Bank's total investment in the subsidiary was $15,000. The operations of Cynthiana Service Corporation are not consolidated with the operations of the Bank as the subsidiary's operations were immaterial.

PERFORMANCE RATIOS

         The table below sets forth certain performance ratios of the Company at or for the years indicated.


                                                                          At or for the
                                                                       Year Ended  June 30,
                                                                     -------------------------
                                                                      1997               1996
                                                                     -------            ------
   Return on assets (net earnings divided by
      average total assets)....................................         0.86%             1.13%
   Return on average stockholders' equity (net earnings
      divided by average stockholders' equity)                          5.15              5.11
   Dividend payout ratio (dividends declared per share
      divided by net earnings per share).......................         5.83              0.38
   Interest rate spread (combined weighted average
      interest rate earned less combined weighted
      average interest rate cost)..............................         2.96              2.91
   Ratio of average interest-earning assets to
      average interest-bearing liabilities.....................       116.83            124.41
   Ratio of noninterest expense to average total assets........         2.38              2.14

COMPETITION

     The Company experiences competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits and loans in Harrison County and the other counties in the Company's market area comes from other savings institutions, credit unions, commercial banks, money market mutual funds, brokerage firms and insurance companies. Within Harrison County, the Bank is the only thrift institution although there are branches of commercial banks and one loan production office of a commercial bank. Although the Bank believes it ranks second in Harrison County in terms of total deposits, one of its primary competitors may have resources substantially greater than that of the Bank and can offer a wide variety of deposit and loan products. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions.

EMPLOYEES

     As of June 30, 1997, the Company had 22 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

     The following sets forth information with respect to the executive officers of the Company who do not serve on the Board of Directors.


                            Age at
                           June 30,
     Name                    1997        Title
     ----                  --------      -----
     Kevin R. Tolle         40           Secretary/Treasurer
     Robbie G. Cox          50           Vice President and Financial Officer

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

         ROBBIE G. COX is Vice President and Financial Officer of the Company and Vice President of the Bank, a position he has held since joining the Bank in December 1986. From September 1992 to December 31, 1993 he also served as Chief Executive Officer of the Bank and served as President and Chief Executive Officer of the Bank from January 1994 to May 1994. Mr. Cox is a member and past president of the Cynthiana Lions Club and Deacon at Cynthiana Christian Church.

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

         TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Savings associations are also subject to the anti-tying provisions of Section 106(b) of the Bank Holding Company Act of 1956 ("BHCA") which prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

         Savings institutions are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus unless the institution has less than $100 million in deposits in which case the aggregate limit may be increased to no more than two times unimpaired capital and surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation plan that is widely available to other employees and does not give preference to insiders. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

         Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

         The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under ss.7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

         Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

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

         REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 1997, First Federal had no such investments.

         Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

         In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1997, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

         The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight.

Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 1997, the Bank's risk-weighted assets were approximately $48.1 million.

         The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1997.


                                                                                            Percent of
                                                                          Amount            Assets(1)
                                                                          ------            ---------
                                                                             (Dollars in Thousands)
          Tangible capital.............................................  $  13,022              14.7%
          Tangible capital requirement.................................      1,326               1.5
                                                                         ---------            ------
            Excess.....................................................  $  11,696              13.2%
                                                                         =========             =====

          Core capital.................................................  $  13,022              14.7%
          Core capital requirement.....................................      2,652               3.0
                                                                         ---------            ------
            Excess.....................................................  $  10,370              11.7%
                                                                         =========             =====

          Total capital (i.e., core and supplementary capital)           $  13,394              27.8%
          Risk-based capital requirement...............................      3,849               8.0
                                                                         ---------            ------
            Excess.....................................................  $   9,545              19.8%
                                                                         =========             =====

--------------
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

         OTS regulations require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

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

         To qualify as a QTL, a savings institution must maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans; (ii) shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat the following as Qualified Thrift Investments:
(i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets; (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing; (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas; (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings association's portfolio assets; and (vi) shares of stock issued by FNMA or FHLMC.

         A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1997, approximately 78% of the Bank's assets were invested in Qualified Thrift Investments.

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

         For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF"). In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of
65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $351,000 during the quarter ended September 30, 1996.

         The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings has been reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

         LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of the Bank for the month of June 1997, were 5.07% and 7.88%, respectively.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1997, of $1.1 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1997, the Bank had $18.0 million in advances and other borrowings from the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1997, the Bank met its reserve requirements.

TAXATION

         The Company and First Federal file separate federal income tax returns.

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

         Legislation signed by the President in 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. Under such legislation, the Bank is required to recapture approximately $70,000 of its tax bad debt reserve. The Bank has provided deferred taxes for the amount of the recapture.

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

         Neither the Company nor First Federal's federal corporate income tax returns have been audited in the last five years.

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

STATE INCOME TAXATION

         The Commonwealth of Kentucky imposes an annual franchise tax on financial institutions regularly engaged in business in Kentucky at any time during the calendar year. This tax is 1.1% of First Federal's net capital. For purposes of this tax, net capital is defined as the aggregate of the Bank's capital stock, paid-in capital, retained earnings and net unrealized gains or losses on securities designated as available for sale less an amount equal to the five year average of the percentage that the book value of any United States obligations held by the Bank bears to the book value of the Bank's total assets. Financial institutions which are subject to tax both within and without Kentucky must apportion on their net capital. For the year ended June 30, 1997, the amount of such expense for First Federal was $47,000.

         Shareholders of the Company who are residents of the Commonwealth of Kentucky may be subject to a Kentucky tax on intangible property, defined for this purpose to include shares of stock in a corporation. The tax is an ad valorem tax based upon the fair market value of the shares held by the individual, and is assessed at a rate of $.25 per $100 in value.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         The following table sets forth the location and certain additional information regarding the Bank's two offices at June 30, 1997.


                                                            Book Value
                                  Year        Owned or      at June 30,      Approximate
                                 Opened        Leased          1997        Square Footage
                                 ------        ------          ----        --------------
306 North Main Street             1975          Owned        $  246,000         4,278
Cynthiana, Kentucky

100 Ladish Road
Cynthiana, Kentucky               1994          Owned           902,000         2,500

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

         Although First Federal, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or First Federal is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
---------------------------------------------------------------------------
         MATTERS
         -------

         The Common Stock began trading under the symbol "KYF" on the American Stock Exchange on August 29, 1996. There are currently 1,302,694 shares of the Common Stock outstanding. The number of registered holders of Common Stock on September 19, 1997 was 376.

         The following table shows the high and low stock prices for the Common Stock and dividends declared on a quarterly basis since it began trading on the American Stock Exchange through June 30, 1997.


         Quarter                                               Dividends
         Ended                      High         Low           Declared
         -----                      ----         ---           --------
         September 30, 1995        $13.000       $12.000       $  --
         December 31, 1995         $12.750       $11.250       $  --
         March 31, 1996            $12.500       $11.375       $0.125
         June 30, 1996             $13.875       $12.000       $0.125

         September 30, 1996        $13.625       $13.625       $0.125
         December 31, 1996         $11.000       $10.875       $3.125  (1)
         March 31, 1996            $11.500       $11.500       $0.125
         June 30, 1997             $10.750       $10.625       $0.125

----------------
(1) In November 1996, the Company paid a $3.00 per share return of capital distribution.

         The income of the Company consists of interest on investment and related securities and dividends which may periodically be declared and paid by the Board of Directors of the Bank on the common shares of the Bank held by the Company.

         In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Bank is not permitted to pay a cash dividend on its common shares if the Bank's regulatory capital would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account established in connection with the Conversion or applicable regulatory capital requirements prescribed by the OTS.

         OTS regulations applicable to all savings associations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half the amount by which its total capital to asset ratio exceeded its required capital to asset ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

         The Bank currently meets all of its regulatory requirements and, unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank may pay dividends in accordance with the foregoing provisions of the OTS regulations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

         In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's market area generally.

         Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of loan losses and the effect of certain accounting pronouncements.

GENERAL

         The Company's principal business since August 28, 1995 has been that of the Bank. Therefore, this discussion relates primarily to the Bank. Historically, the Bank has functioned as a financial intermediary, attracting deposits from the general public and using such deposits to make and purchase mortgage and other loans and, to a lesser extent, to purchase investment and mortgage-backed securities. As such, its earnings have depended primarily on its net interest income, or "spread", which is the difference between the amount it receives from interest earned on loans and investments ("interest-earning assets") and the amount it pays in interest on its deposits and borrowings ("interest-bearing liabilities"). Results of operations are also dependent upon the level of the Bank's other income, including fee income and service charges and by the level of its general, administrative and other expense, including SAIF deposit insurance premiums, employee compensation and benefits, occupancy and equipment expense and other operating expenses.

         The operations of the Bank are significantly affected by prevailing economic conditions and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are likewise heavily influenced by prevailing market rates of interest on competing investment alternatives, account maturities and the levels of personal income and savings in the Bank's market areas.

ASSET/LIABILITY MANAGEMENT

         Net interest income, the primary component of First Federal's net earnings, is determined by the difference, or "spread", between the yield earned on the Bank's interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Key components of a successful asset/liability strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. First Federal has employed various strategies intended to minimize the adverse affect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. Such strategies include the origination and purchase of adjustable-rate mortgage loans secured by one- to four-family residential real estate, multi-family and commercial real estate loans. The Bank's loan pricing strategies are designed to encourage customers to choose adjustable rate, rather than fixed rate, mortgage loans, however the fixed rates offered have been reduced recently to become more competitive with the rates offered by competitors in the Bank's lending areas.

INTEREST RATE SENSITIVITY ANALYSIS AND NET PORTFOLIO VALUE

         In recent years, the Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect on an institution's NPV and net interest income of an instantaneous and permanent 1% to 4% increase and decrease in market interest rates.

         The following table sets forth the interest rate sensitivity of the Bank's net interest income and net portfolio value as of June 30, 1997 in the event of 1%, 2%, 3% and 4% instantaneous and permanent increases and decreases in market interest rates, respectively.

                                     Net Portfolio Value            NPV as % of Portfolio Value of Assets
          Change           -------------------------------------    -------------------------------------
         in Rates          Amount        $ Change       % Change    NPV Ratio         Basis Point Changes
         --------          ------        --------       --------    ---------         -------------------
                                                 (Dollars in thousands)

         +400 bp          $ 6,993       $  (7,154)         (51)%       8.65%                 (718)
         +300 bp            8,774          (5,372)         (38)       10.58                  (525)
         +200 bp           10,607          (3,540)         (25)       12.46                  (337)
         +100 bp           12,443          (1,703)         (12)       14.26                  (158)
            0 bp           14,146              --           --        15.83                    --
         -100 bp           15,511           1,365           10        17.02                   119
         -200 bp           16,283           2,137           15        17.64                   181
         -300 bp           16,973           2,827           20        18.16                   233
         -400 bp           18,068           3,922           28        19.01                   318

         Certain shortcomings are inherent in the method of analysis presented in both the computation of NPV and in the analysis presented in prior tables setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable rate loans in the Bank's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

         The retention of adjustable-rate mortgage and commercial loans in the Bank's portfolio helps reduce the Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to borrowers as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

         Net interest income is affected by (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Savings institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" which is net interest income divided by average interest-earning assets. The following table sets forth certain information relating to the Bank's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, nonaccruing loans are included in the net loan category. Average balances are derived from month-end average balances. Management does not believe that the use of month-end average balances instead of average daily balances has caused any material difference in the information presented.

                                                                           Year Ended June 30,
                                               ---------------------------------------------------------------------------
                                                             1997                                   1996
                                               ---------------------------------       -----------------------------------
                                                                         Average                                   Average
                                                                         Yield/                                    Yield/
                                               Balance      Interest      Cost         Balance       Interest       Cost
                                               -------      --------      ----         -------       --------       ----
                                                                        (Dollars in thousands)

Interest-earning assets:
 Loans receivable, net (1).................  $   49,693    $    3,837     7.72%      $   42,544     $   3,265       7.67%
 Mortgage-backed securities................      21,161         1,438     6.80           12,094           864       7.14
 Investment securities.....................      12,970           927     7.15           12,421           962       7.74
 Other interest-earning assets.............       1,547            97     6.27            4,827           266       5.51
                                             ----------    ----------                ----------     ---------
  Total interest-earning assets............      85,371         6,299     7.38           71,886         5,357       7.45
Non-interest-earning assets................       3,286                                   3,003
                                             ----------                              ----------
  Total assets.............................  $   88,657                              $   74,889
                                             ==========                              ==========

Interest-bearing liabilities:
 Deposits..................................  $   55,027         2,280     4.14       $   51,547     $   2,305       4.47%
 Borrowings................................      18,043           951     5.27            6,234           316       5.07
                                             ----------                              ----------     ---------
  Total interest-bearing liabilities.......      73,070         3,231     4.42           57,781         2,621       4.54
                                                           ----------                               ---------     ------
Non-interest-bearing liabilities...........         777                                     478
                                             ----------                              ----------
  Total liabilities........................      73,847                                  58,259
Shareholders' equity.......................      14,810                                  16,630
                                             ----------                              ----------
  Total liabilities and
   shareholders' equity....................  $   88,657                              $   74,889
                                             ==========                              ==========
Net interest income........................                $    3,068                               $   2,736
                                                           ==========                               =========
Interest rate spread (2)...................                               2.96%                                     2.91%
                                                                        ======                                    ======
Net yield on interest-earning assets (3)...                               3.59%                                     3.81%
                                                                        ======                                    ======
Ratio of average interest-earning assets to
 average interest-bearing liabilities......                             116.83%                                   124.41%
                                                                        ======                                    ======

------------
(1)     Includes non-accrual loans.
(2) Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Represents net interest income as a percentage of the average balance of interest-earning assets for the same period.

RATE/VOLUME ANALYSIS

         The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated proportionately between changes in rate and changes in volume.

                                                                      Year Ended June 30,
                                               -----------------------------------------------------------------
                                                1997        vs.        1996        1996         vs.       1995
                                               -----------------------------      ------------------------------
                                                    Increase (Decrease)                Increase (Decrease)
                                                          Due to                              Due to
                                               -----------------------------      ------------------------------

                                               Rate        Volume      Total      Rate        Volume       Total
                                               ----        ------      -----      ----        ------       -----
                                                                        (In thousands)

Interest Income:
 Loans......................................  $    21      $ 551      $   572     $    6     $   239      $  245
 Investment securities(1)...................      (76)        41          (35)       214         348         562
 Mortgage-backed securities(1)..............      (44)       618          574         39          20          59
 Other interest-earning assets..............       33       (202)        (169)        88         140         228
                                              -------      -----      -------     ------     -------      ------
  Total interest-earning assets                   (66)     1,008          942        347         747       1,094
                                              -------      -----      -------     ------     -------      ------

Interest expense:
 Deposits....................................    (176)       151          (25)       264         (83)        181
 Borrowings..................................      12        623          635         (6)        273         267
                                              -------      -----      -------     ------     -------      ------
  Total interest-bearing
   liabilities...............................    (164)       774          610        258         190         448
                                              -------      -----      -------     ------     -------      ------

Increase in net interest  income.............                         $   332                             $  646
                                                                      =======                             ======

-----------
(1)     Includes securities designated as available for sale.


COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 1997 AND 1996 AND OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

FINANCIAL CONDITION

         The Company's total assets at June 30, 1997 amounted to $88.9 million, an increase of $2.6 million, or 3.0%, over the $86.3 million total at June 30, 1996. The increase in assets was funded primarily by a $3.7 million increase in deposits and a $3.4 million increase in advances from the Federal Home Loan Bank, which were partially offset by a $4.2 million, or $3.00 per share, return of capital distribution.

         Cash and cash equivalents and investment securities totaled $15.2 million at June 30, 1997, a decrease of $1.9 million, or 10.9%, from June 30, 1996 levels. During fiscal 1997, $801,000 of investment securities were purchased, while $2.4 million of securities matured.

         Mortgage-backed securities totaled $21.2 million at June 30, 1997, a decrease of $2.0 million, or 8.7%, from fiscal 1996 levels. The decrease resulted from principal repayments of $2.0 million. There were no purchases of mortgage-backed securities in fiscal 1997.

         Proceeds from the maturity of investment securities and repayment of mortgage-backed securities were primarily utilized to fund the $3.00 per share return of capital distribution paid in December 1996.

         Loans receivable totaled $48.9 million at June 30, 1997, an increase of $5.9 million, or 13.7%, over the $43.0 million total at June 30, 1996. During fiscal 1997, loan disbursements and purchases amounted to $17.0 million, which were partially offset by principal repayments of $11.1 million. Loan origination volume during fiscal 1997 exceeded that of fiscal 1996 by $5.9 million, or 53.7%. The growth in loans was comprised of $3.2 million in loans secured by residential real estate, $1.1 million in loans secured by nonresidential real estate and $1.7 million in consumer loans. During fiscal 1997, as consumer preference has shifted to fixed-rate loan products, management elected to pursue growth in the portfolio by meeting the demand. At June 30, 1997, approximately 55.6% of the Bank's loan portfolio consisted of fixed rate loans.

         The Bank's allowance for loan losses totaled $372,000 at June 30, 1997, which represented 0.8% of total loans and 630.5% of nonperforming loans. At
June 30, 1996, the allowance for loan losses totaled $367,000, which represented 0.8% of total loans and 300.8% of nonperforming loans. Nonperforming loans amounted to $59,000 and $122,000 at June 30, 1997 and 1996, respectively, and represented 0.07% and 0.14% of total assets at those dates. Although management believes that its allowance for loan losses at June 30, 1997 was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

         Deposits totaled $55.4 million at June 30, 1997, an increase of $3.7 million, or 7.1%, over 1996 levels. During fiscal 1997 management elected to pursue growth in the deposit portfolio through marketing and pricing strategies. The increase in deposits consisted of a $1.8 million, or 10.0% increase in passbook and demand deposits and a $1.9 million, or 5.5%, increase in certificates of deposit.

         Advances from the Federal Home Loan Bank totaled $18.0 million, an increase of $3.4 million, or 23.7%, over fiscal 1996 levels. Funds received from growth in deposits and Federal Home Loan Bank advances were primarily deployed to fund the growth in the loan portfolio.

         Stockholders' equity totaled $14.7 million at June 30, 1997, a decrease of $4.5 million, or 23.5% from June 30, 1996 levels. The decrease resulted primarily from the $4.2 million return of capital distribution paid in December 1996, coupled with regular quarterly dividends totaling $626,000 and purchases of treasury shares totaling $818,000, which were partially offset by net earnings of $762,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

         GENERAL. Net earnings for the year ended June 30, 1997, totaled $762,000, a decrease of $87,000, or 10.2%, from the $849,000 in net earnings recorded for the year ended June 30, 1996. This net decrease was attributable to an increase in general, administrative and other expenses of $507,000, which was attributable primarily to a $301,000 increase in federal deposit insurance premiums resulting from the one-time SAIF recapitalization assessment of $351,000, as well as a $119,000, or 14.1%, increase in employee compensation and benefits and a $75,000, or 18.4%, increase in other expense. This increase was partially offset by an increase in net interest income of $332,000, an increase in other income of $38,000 and a decrease in the provision for federal income taxes of $50,000.

         NET INTEREST INCOME. Net interest income increased by $332,000, or 12.1%, for the year ended June 30, 1997, compared to fiscal 1996. Interest income on loans increased by $572,000, or 17.5%, for the year ended June 30, 1997, due primarily to a $7.1 million, or 16.8%, increase in the weighted-average balance outstanding. Interest income on mortgage-backed securities increased by $574,000, or 66.4%, due primarily to a $9.1 million increase in the weighted-average portfolio balance, which was partially offset by a 34 basis point decline in yield, to 6.80% in fiscal 1997. Interest income on investment securities and interest-bearing deposits declined by $204,000, or 16.6%, due primarily to a $2.7 million, or 15.8%, decline in the weighted-average balance of such assets.

         Interest expense on deposits totaled $2.3 million for the fiscal year ended June 30, 1997, a decrease of $25,000, or 1.1%, from fiscal 1996. The decrease resulted primarily from a 33 basis point decline in the average cost of deposits, to 4.14%, which was partially offset by a $3.5 million increase in the weighted-average balance outstanding year to year. Interest expense on borrowings increased by $635,000, or 200.9%, during fiscal 1997, as compared to fiscal 1996, due primarily to an $11.8 million, or 189.4%, increase in the weighted-average balance outstanding.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $332,000, or 12.1%, to a total of $3.1 million in fiscal 1997. The interest rate spread increased by 5 basis points, from 2.91% in fiscal 1996 to 2.96% in fiscal 1997, while the net interest margin declined by 22 basis points, from 3.81% in fiscal 1996 to 3.59% in fiscal 1997.

         PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $15,000 provision for losses on loans during each of the fiscal years ended June 30, 1997 and 1996. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

         OTHER INCOME. Other income totaled $156,000 for the year ended June 30, 1997, an increase of $38,000, or 32.2%, over fiscal 1996. The increase in other income was attributable primarily to an increase in service charges on deposit accounts due to overall growth in the portfolio.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $2.1 million for the year ended June 30, 1997, an increase of $507,000, or 31.6%, over the $1.6 million recorded in fiscal 1996. The increase in fiscal 1997 was attributable primarily to a $301,000 increase in federal deposit insurance premiums resulting from the one-time SAIF recapitalization assessment of $351,000, as well as a $119,000, or 14.1%, increase in employee compensation and benefits and a $75,000, or 18.4%, increase in other expense. The increase in employee compensation and benefits resulted primarily from an increase in costs related to stock benefit plans, coupled with normal merit increases year to year. The increase in other expenses included increases in advertising, office supplies, telephone and postage costs and other operating expenses due to the Company's overall growth year to year.

         FEDERAL INCOME TAXES. The provision for federal income taxes amounted to $335,000 and $385,000 for the years ended June 30, 1997 and 1996, respectively, a decrease of $50,000, or 13.0%. The decrease in income tax expense was primarily due to the decline in earnings before income taxes. The effective tax rate on earnings before income taxes was 30.5% and 31.2% for the years ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is dividends paid by the Bank. The Bank, as a stock savings institution, is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

         First Federal's capital ratios are substantially in excess of current regulatory capital requirements. At June 30, 1997, the Bank's tangible and core capital amounted to 14.7% of adjusted total assets, or 13.2% and 11.7%, respectively, in excess of the Bank's current 1.5% tangible and 3.0% core capital requirements. Additionally, the Bank's risk-based capital ratio was 27.8% at June 30, 1997, or 19.8% in excess of the Bank's 8.0% risk-based capital requirement.

         First Federal's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and proceeds from maturing investment securities. In addition, as a member of the FHLB of Cincinnati, the Bank is eligible to borrow funds from the FHLB of Cincinnati in the form of advances.

         First Federal is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 5% of deposits and borrowings. First Federal's liquidity ratio at June 30, 1997, was approximately 7.60%. Management seeks to maintain a liquidity ratio at or near the regulatory minimum as a means of improving the return on the investment of the Bank's assets.

         The Bank's liquid assets consist of cash and cash equivalents, which are short-term, highly liquid investments with original maturities of less than three months. The level of liquid assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 1997 and 1996, cash and cash equivalents totalled approximately $1.3 million and $1.5 million, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements, and notes thereto, presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         Accounting for Stock-Based Compensation. In October 1994, the FASB issued SFAS No. 123 entitled "Accounting for Stock Based Compensation." SFAS
No. 123 establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 recognizes the fair value of an award of stock or stock options on the grant date and is effective for transactions occurring after December 1995. Companies are allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. Management has determined that the Company will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore adoption of the disclosure provisions set forth in SFAS No. 123 will not have a material effect on the Company's consolidated financial condition or results of operations.

         Accounting for Transfers of Financial Assets. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfer of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligations for the liability or is legally released from being the primary obligor. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997 and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Company's consolidated financial position or results of operations.

         Earnings Per Share. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Company's basic and diluted earnings per share for the fiscal year ended June 30, 1997 would have each been $.60 and $.58, respectively.

         Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, expense, gains and losses that bypass the statement of earnings and are reported as a separate component of equity, i.e., unrealized gains and losses on certain investment securities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 relates solely to disclosure provisions and therefore will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

KENTUCKY FIRST BANCORP, INC.

June 30, 1997, 1996 and 1995

                                    CONTENTS

                                                                            Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          46


FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                             48

  CONSOLIDATED STATEMENTS OF EARNINGS                                        49

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                            50

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                      51

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 53

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
Kentucky First Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Kentucky First Bancorp, Inc. (the holding company for First Federal Savings
Bank) as of June 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the year ended June 30, 1995, were audited by other auditors, whose report thereon dated August 14, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky First Bancorp, Inc. as of June 30, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP

Cincinnati, Ohio
August 8, 1997

                [LETTERHEAD OF ENGLAND & HENSLEY APPEARS HERE]

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
First Federal Savings Bank
Cynthiana, Kentucky

We have audited the accompanying statements of financial condition of First Federal Savings Bank, Cynthiana, Kentucky, as of June 30, 1995 and 1994, and the related statements of operations, retained earnings, and cash flows for each of the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Federal Savings Bank as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

As discussed in Note 17, the accompanying financial statements have been restated.

/s/ England & Hensley
-------------------------
England & Hensley, CPA's
Lexington, Kentucky

August 14, 1995

                         Kentucky First Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   June 30,
                       (In thousands, except share data)


         ASSETS                                                                                1997                1996
Cash and due from banks                                                                     $   505             $   883
Interest-bearing deposits in other financial institutions                                       762                 643
                                                                                             ------              ------
         Total cash and cash equivalents                                                      1,267               1,526

Investment securities available for sale - at market                                          2,202               3,069
Investment securities - at amortized cost, approximate
  market value of $11,589 and $12,069 as of
  June 30, 1997 and 1996                                                                     11,733              12,464
Mortgage-backed securities available for sale - at market                                     3,348               4,135
Mortgage-backed securities - at cost, approximate market
  value of $17,483 and $18,345 as of June 30, 1997 and 1996                                  17,822              19,042
Loans receivable - net                                                                       48,920              43,020
Office premises and equipment - at depreciated cost                                           1,397               1,361
Federal Home Loan Bank stock - at cost                                                        1,052                 738
Accrued interest receivable                                                                     574                 517
Prepaid expenses and other assets                                                               415                 346
Prepaid federal income taxes                                                                     32                  -
Deferred federal income taxes                                                                    94                  79
                                                                                             ------              ------

         Total assets                                                                       $88,856             $86,297
                                                                                             ======              ======


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $55,443             $51,778
Advances from the Federal Home Loan Bank                                                     17,970              14,528
Accrued interest payable                                                                        148                  71
Other liabilities                                                                               568                 502
Accrued federal income taxes                                                                     -                  162
                                                                                             ------              ------
         Total liabilities                                                                   74,129              67,041

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                                             -                   -
  Common stock, authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                                      14                  14
  Additional paid-in capital                                                                  9,220              13,351
  Retained earnings - restricted                                                              7,825               7,689
  Less shares acquired by stock benefit plans                                                (1,509)             (1,748)
  Less 69,431 shares of treasury stock - at cost                                               (818)                 -
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                   (5)                (50)
                                                                                             ------              ------
         Total shareholders' equity                                                          14,727              19,256
                                                                                             ------              ------

         Total liabilities and shareholders' equity                                         $88,856             $86,297
                                                                                             ======              ======

The accompanying notes are an integral part of these statements.

                          Kentucky First Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                           For the year ended June 30,
                        (In thousands, except share data)


                                                                                1997             1996              1995
Interest income
  Loans                                                                       $3,837           $3,265            $3,020
  Mortgage-backed securities                                                   1,438              864               302
  Investment securities                                                          927              962               903
  Interest-bearing deposits and other                                             97              266                38
                                                                              ------           ------            ------
         Total interest income                                                 6,299            5,357             4,263

Interest expense
  Deposits                                                                     2,280            2,305             2,124
  Borrowings                                                                     951              316                49
                                                                              ------           ------            ------
         Total interest expense                                                3,231            2,621             2,173
                                                                              ------           ------            ------

         Net interest income                                                   3,068            2,736             2,090

Provision for losses on loans                                                     15               15               200
                                                                              ------           ------            ------

         Net interest income after provision
           for losses on loans                                                 3,053            2,721             1,890

Other income
  Service charges                                                                109               82                58
  Other operating                                                                 47               36                35
                                                                              ------           ------            ------
         Total other income                                                      156              118                93

General, administrative and other expense
  Employee compensation and benefits                                             960              841               647
  Occupancy and equipment                                                        142              138               103
  Federal deposit insurance premiums                                             420              119               125
  Data processing                                                                107               99                99
  Other operating                                                                483              408               287
                                                                              ------           ------            ------
         Total general, administrative and other expense                       2,112            1,605             1,261
                                                                              ------           ------            ------

         Earnings before income taxes                                          1,097            1,234               722

Federal income taxes
  Current                                                                        373              403               237
  Deferred                                                                       (38)             (18)                6
                                                                              ------           ------            ------
         Total federal income taxes                                              335              385               243
                                                                              ------           ------            ------

         NET EARNINGS                                                        $   762          $   849           $   479
                                                                              ======           ======            ======

         EARNINGS PER SHARE                                                     $.60             $.66               N/A
                                                                                 ===              ===               ===

The accompanying notes are an integral part of these statements.

                          Kentucky First Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                For the years ended June 30, 1997, 1996 and 1995
                       (In thousands, except share data)

                                                                                                                     Shares
                                                                             Additional                            acquired
                                                                 Common         paid-in         Retained        by employee
                                                                  stock         capital         earnings      benefit plans
Balance at July 1, 1994                                             $ -         $     -            $6,680            $     -

Net earnings for the year ended June 30, 1995                         -               -               479                  -
                                                                    ---         -------            ------             ------


Balance at June 30, 1995                                              -               -             7,159                  -

Net proceeds from issuance of common stock                           14          13,316                 -             (1,111)

Purchase of shares for management recognition plan                    -               -                 -               (730)

Amortization expense of stock benefit plans                           -              35                 -                 93

Net earnings for the year ended June 30, 1996                         -               -               849                  -
Cash dividends paid of $.25 per share                                 -               -              (319)                 -
Unrealized losses on securities designated as available
  for sale, net of related tax effects                                -               -                 -                  -
                                                                    ---         -------            ------             ------


Balance at June 30, 1996                                             14          13,351             7,689             (1,748)


Purchase of treasury stock                                            -               -                 -                  -
Amortization expense of stock benefit plans                           -              35                 -                239

Net earnings for the year ended June 30, 1996                         -               -               762                  -
Cash dividends paid of $.50 per share                                 -               -              (626)                 -
Return of capital distribution of $3.00 per share                     -          (4,166)                -                  -
Unrealized gains on securities designated as
  available for sale, net of related tax effects                      -               -                 -                  -
                                                                    ---         -------            ------             ------


Balance at June 30, 1997                                            $14        $  9,220           $ 7,825            $(1,509)

                                                                    ===         =======            ======             ======



                                                                           Unrealized losses
                                                                               on securities
                                                                                  designated
                                                                Treasury        as available
                                                                   stock            for sale        Total
Balance at July 1, 1994                                             $  -              $    -      $  6,680

Net earnings for the year ended June 30, 1995                          -                   -           479
                                                                     ---               -----       -------

Balance at June 30, 1995                                               -                   -         7,159

Net proceeds from issuance of common stock                             -                   -        12,219
Purchase of shares for management recognition plan                     -                   -          (730)
Amortization expense of stock benefit plans                            -                   -           128
Net earnings for the year ended June 30, 1996                          -                   -           849
Cash dividends paid of $.25 per share                                  -                   -          (319)
Unrealized losses on securities designated as available
  for sale, net of related tax effects                                 -                 (50)          (50)
                                                                     ---               -----       -------

Balance at June 30, 1996                                               -                 (50)       19,256

Purchase of treasury stock                                          (818)                  -          (818)
Amortization expense of stock benefit plans                            -                   -           274
Net earnings for the year ended June 30, 1996                          -                   -           762
Cash dividends paid of $.50 per share                                  -                   -          (626)
Return of capital distribution of $3.00 per share                      -                   -        (4,166)
Unrealized gains on securities designated as
  available for sale, net of related tax effects                       -                  45            45
                                                                     ---               -----       -------

Balance at June 30, 1997                                           $(818)             $   (5)      $14,727
                                                                    ====               =====        ======

The accompanying notes are an integral part of these statements.

                          Kentucky First Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the year ended June 30,
                                 (In thousands)


                                                                                    1997            1996           1995
Cash flows from operating activities:
  Net earnings for the year                                                    $     762       $     849        $   479
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                               (19)             (8)           (33)
    Amortization of deferred loan origination fees                                   (44)            (14)           (11)
    Depreciation and amortization                                                     64              50             51
    Provision for losses on loans                                                     15              15            200
    Amortization of expense related to stock benefit plans                           274             128             -
    Federal Home Loan Bank stock dividends                                           (65)            (30)           (20)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                    (57)            (74)           (69)
      Prepaid expenses and other assets                                              (69)             56           (265)
      Accrued interest payable                                                        77             (12)            (2)
      Other liabilities                                                               66             253            (22)
      Federal income taxes
        Current                                                                     (194)            222            (43)
        Deferred                                                                     (38)            (18)             6
                                                                                --------        --------        -------
         Net cash provided by operating activities                                   772           1,417            271

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                  2,440          10,628          1,075
  Purchase of investment securities designated as held to maturity                  (701)        (14,305)          (500)
  Purchase of investment securities designated as available for sale                (100)             -              -
  Purchase of mortgage-backed securities designated as available for sale             -           (3,088)            -
  Purchase of mortgage-backed securities designated as held to maturity               -          (15,253)          (510)
  Principal repayments on mortgage-backed securities                               2,053           1,189          1,426
  Purchase of loans                                                               (1,654)           (779)        (2,008)
  Loan principal repayments                                                       11,140           8,137          8,567
  Loan disbursements                                                             (15,357)        (10,288)        (8,854)
  Purchase of office premises and equipment                                         (100)            (43)          (290)
  Proceeds from sale of office equipment                                              -               10             -
  Purchase of Federal Home Loan Bank stock                                          (249)           (405)           (39)
                                                                                --------        --------        -------
         Net cash used in investing activities                                    (2,528)        (24,197)        (1,133)
                                                                                --------        --------        -------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                  (1,756)        (22,780)          (862)
                                                                                --------        --------        -------

                          Kentucky First Bancorp, Inc.

                           For the year ended June 30,



                                                                                    1997            1996          1995
         Net cash used in operating and investing
           activities (subtotal brought forward)                                $ (1,756)       $(22,780)      $   (862)

Cash flows provided by financing activities:
  Net increase (decrease) in deposits                                              3,665          (1,327)        (2,149)
  Proceeds from Federal Home Loan Bank advances                                   19,250          16,606          9,080
  Repayment of Federal Home Loan Bank advances                                   (15,808)         (4,157)        (7,001)
  Proceeds from note payable                                                       2,000              -              -
  Repayment of note payable                                                       (2,000)             -              -
  Net proceeds from the issuance of common stock                                      -           12,219             -
  Purchase of treasury stock                                                        (818)             -              -
  Shares acquired by the management recognition plan                                  -             (730)            -
  Dividends on common stock                                                       (4,792)           (319)            -
                                                                                 -------         -------        -------
         Net cash provided by (used in) financing activities                       1,497          22,292            (70)
                                                                                 -------         -------        -------

Net decrease in cash and cash equivalents                                           (259)           (488)          (932)

Cash and cash equivalents at beginning of year                                     1,526           2,014          2,946
                                                                                 -------         -------        -------

Cash and cash equivalents at end of year                                        $  1,267        $  1,526       $  2,014
                                                                                 =======         =======        =======


Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Federal income taxes                                                        $    350        $    197       $    280
                                                                                 =======         =======        =======

    Interest on deposits and borrowings                                         $  3,154        $  2,633       $  2,160
                                                                                 =======         =======        =======

Supplemental disclosure of noncash investing activities:
  Transfers of investment and mortgage-backed securities
    to an available for sale classification                                     $     -         $  4,301       $     -
                                                                                 =======         =======        ======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                        $     45        $    (50)      $     -
                                                                                 =======         =======        ======

The accompanying notes are an integral part of these statements.

                          Kentucky First Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    During fiscal 1995, the Board of Directors of First Federal Savings Bank (the "Savings Bank") adopted a plan of conversion (the "Plan") whereby the Savings Bank would convert to the stock form of ownership (the "Conversion"), followed by the issuance of all of the Savings Bank's outstanding stock to a newly formed holding company, Kentucky First Bancorp, Inc. (the "Corporation"), and the issuance of common shares of the Corporation to subscribing members of the Savings Bank. The conversion to the stock form of ownership was completed on August 28, 1995, culminating in the Corporation's issuance of 1,388,625 common shares. Condensed financial statements of the Corporation are presented in Note M. Future references are made to either the Corporation or the Savings Bank as applicable.

    The Corporation is a savings and loan holding company whose activities are primarily limited to holding the common stock of the Savings Bank. The Savings Bank conducts a general banking business in central Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Savings Bank's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Savings Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

    The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

    The following is a summary of the Corporation's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

    1.  Principles of Consolidation
        ---------------------------

    The consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany balances and transactions have been eliminated.

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    2.  Investment Securities and Mortgage-Backed Securities
        ----------------------------------------------------

    The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that investments in debt and equity securities be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are to be carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities designated as available for sale are carried at fair value with the resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively.

    During September 1995, the FASB granted financial institutions the opportunity to reclassify investment portfolios without calling into question the Corporation's prior intent with respect to such securities under SFAS No. 115. The Corporation took advantage of this opportunity by reclassifying approximately $3.0 million of investment securities and $1.3 million of mortgage-backed securities from held-to-maturity to an available for sale classification. All reclassifications were made on a single day in conformity with the requirement. Management believes that such changes will allow more flexibility in managing interest rate risk within the investment and mortgage-backed securities portfolios. At June 30, 1997 and 1996, the Corporation's shareholders' equity reflected net unrealized losses on securities designated as available for sale totaling $5,000 and $50,000, respectively.

    Realized gains or losses on sales of securities are recognized using the specific identification method.

    3.  Loans Receivable
        ----------------

    Loans receivable are stated at the principal amount outstanding, adjusted for deferred loan origination fees and the allowance for loan losses. Interest is accrued as earned unless the collectibility of the loan is in doubt. Interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status. If the ultimate collectibility of the loan is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    4.  Loan Origination Fees
        ---------------------

    The Savings Bank accounts for loan origination fees in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Savings Bank's experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

    5.  Allowance for Losses on Loans
        -----------------------------

    It is the Savings Bank's policy to provide valuation allowances for estimated losses on loans based on past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. When the collection of a loan becomes doubtful, or otherwise troubled, the Savings Bank records a loan charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans (including development projects) and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

    In June 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114, which was amended by SFAS No. 118 as to certain income recognition and disclosure provisions, requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. The Savings Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value.

    On July 1, 1995, the Savings Bank adopted SFAS No. 114 without material effect on consolidated financial condition or results of operations.

    A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Savings Bank considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Savings Bank's investment in multi-family and nonresidential loans, and its evaluation of impairment thereof, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    5.  Allowance for Losses on Loans (continued)
        -----------------------------

    It is the Savings Bank's general policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

    At June 30, 1997 and 1996, the Savings Bank had no loans that would be defined as impaired under SFAS No. 114.

    6.  Office Premises and Equipment
        -----------------------------

    Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line and accelerated methods over the useful lives of the assets, estimated to be forty years for buildings, ten to forty years for building improvements, and five to ten years for furniture and equipment. An accelerated method is used for tax reporting purposes.

    7.  Real Estate Acquired Through Foreclosure
        ----------------------------------------

    Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the amount determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

    8.  Federal Income Taxes
        --------------------

    The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 established financial accounting and reporting standards for the effects of income taxes that result from the Corporation's activities within the current and previous years. Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years earnings, offset against taxable temporary

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    8.  Federal Income Taxes (continued)
        --------------------

    differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

    The Corporation's principal temporary differences between pretax financial income and taxable income result from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, certain components of benefit plans and percentage of earnings bad debt deductions. Additional temporary differences result from depreciation computed using accelerated methods for tax purposes.

    9.  Retirement Plans and Stock Option Plans
        ---------------------------------------

    In conjunction with the common stock offering, the Corporation implemented the Kentucky First Bancorp, Inc. Employee Stock Ownership Plan ("ESOP"). The ESOP provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21. The Corporation accounts for ESOP expense in accordance with Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 requires ESOP compensation expense to equal the fair value of ESOP shares allocated to participants during a fiscal year. Expense recognized related to the ESOP totaled approximately $128,000 for each of the years ended June 30, 1997 and 1996.

    The Corporation also implemented the Kentucky First Bancorp, Inc. Management Recognition Plan ("MRP"). Subsequent to the Conversion, the MRP purchased 55,545 shares of common stock in the open market. All of the shares available under the MRP were granted to executive officers, directors and employees of the Savings Bank upon receipt of shareholder approval of the MRP. The MRP provides that common stock granted under the MRP vests ratably over a five year period. A provision of $146,000 and $29,000 related to the MRP was charged to expense for the years ended June 30, 1997 and 1996.

                         Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    9.  Retirement Plans and Stock Option Plans (continued)
        ---------------------------------------

    Also, the Board of Directors adopted the Kentucky First Bancorp, Inc. Stock Option and Incentive Plan (the "Option Plan") that provides for the issuance of 173,579 shares (as adjusted for the subsequent return of capital) of common stock at fair market value at the date of grant. During fiscal 1996, the Corporation granted options to purchase all of these shares at a fair value of $9.7375 per share. The Plan provides for one-fifth of the shares granted to be exercisable on each of the first five anniversaries of the date of the option grant. As of June 30, 1997, none of the stock options granted had been exercised.

    Additionally, the Savings Bank had a defined contribution plan, which is designated to qualify under Sections 401(a) and 401(k) of the Code (the "Thrift Plan"). An employee was eligible to participate in the Thrift Plan after having worked a minimum of six months from the date of hire (or during a calendar year). The Thrift Plan allowed each participant to make before-tax contributions in an amount equal to 3% of gross salary. The Savings Bank was required to match the elective contributions made on behalf of the participant, and, in addition was able to make discretionary contributions up to a maximum of 15% of compensation. The contributions were allocated to the participant's account as of the anniversary date. The Thrift Plan was intended to comply with all the rights and protection afforded employees pursuant to the Employee Retirement Income Security Act of 1974, as amended.

    The Savings Bank's contributions to the Thrift Plan were $1,000 and $10,000 for the years ended June 30, 1996 and 1995, respectively. There were no contributions for the year ended June 30, 1997. The Thrift Plan was frozen as to future contributions in fiscal 1996.

    10.  Earnings and Dividends Per Share
         --------------------------------

    Earnings per share for the years ended June 30, 1997 and 1996 is based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 92,574 and 101,832 unallocated ESOP shares, totaled 1,274,090 and 1,286,793 for the years ended June 30, 1997 and 1996, respectively. There is no dilutive effect associated with the Corporation's stock option plan.

    The provisions of Accounting Principles Board Opinion No. 15 "Earnings Per Share" are not applicable to the fiscal year ended June 30, 1995, as the Corporation had not issued any common stock prior to its initial offering in August 1995.

    During fiscal 1997, the Corporation paid cash distributions of $3.50 per share. Of this amount, management has initially allocated $3.00 per share as a return of capital. Accordingly, such amount was charged to additional paid-in capital in the 1997 consolidated financial statements.

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    11.  Investment in Subsidiary
         ------------------------

    The Savings Bank has a wholly-owned subsidiary, Cynthiana Service Corporation, which was incorporated for the sole purpose of owning stock in the Savings Bank's data processor. The subsidiary's assets at June 30, 1997 and 1996 are limited to a $15,000 investment in such stock. As a result, the subsidiary has not been consolidated based on materiality.

    12.  Fair Value of Financial Instruments
         -----------------------------------

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", (SFAS No. 107) requires disclosure of the fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

    The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

    The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 1997 and 1996:

                  Cash and cash equivalents: The carrying amounts presented in
                  -------------------------
                  the consolidated statement of financial condition for cash and cash equivalents are deemed to approximate fair value.

                  Investment and mortgage-backed securities: For investments and
                  -----------------------------------------
                  mortgage-backed securities, fair value is deemed to equal the quoted market price.

                  Loans receivable: The loan portfolio has been segregated into
                  ----------------
                  categories with similar characteristics, such as one-to-four family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12.  Fair Value of Financial Instruments (continued)
         -----------------------------------

                  Federal Home Loan Bank stock: The carrying amount presented in
                  ----------------------------
                  the consolidated statement of financial condition is deemed to approximate fair value.

                  Deposits: The fair value of NOW accounts, passbook accounts
                  --------
                  and money market deposits is deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

                  Advances from Federal Home Loan Bank: The fair value of these
                  ------------------------------------
                  advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

                  Commitments to extend credit: For fixed-rate and
                  ----------------------------
                  adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at June 30, 1997 and 1996 was not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments at June 30, are as follows:


                                                                            1997                           1996
                                                               Carrying           Fair          Carrying           Fair
                                                                  value          value             value          value
                                                                                      (In thousands)
    Financial assets
      Cash and cash equivalents                                 $ 1,267        $ 1,267           $ 1,526        $ 1,526
      Investment securities                                      13,935         13,791            15,533         15,138
      Mortgage-backed securities                                 21,170         20,831            23,177         22,480
      Loans receivable                                           48,920         50,615            43,020         43,782
      Stock in Federal Home Loan Bank                             1,052          1,052               738            738
                                                                 ------         ------            ------         ------

                                                                $86,344        $87,556           $83,994        $83,664
                                                                 ======         ======            ======         ======
    Financial liabilities
      Deposits                                                  $55,443        $55,455           $51,778        $52,233
      Advances from the Federal Home Loan Bank                   17,970         17,906            14,528         14,378
                                                                 ------         ------            ------         ------

                                                                $73,413        $73,361           $66,306        $66,611
                                                                 ======         ======            ======         ======

    13.  Cash and Cash Equivalents
         -------------------------

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits due from other financial institutions with original maturities of less than ninety days.

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    14.  Reclassifications
         -----------------

    Certain prior year amounts have been reclassified to conform to the 1997 consolidated financial statement presentation.


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Carrying values and estimated fair values of investment securities held to maturity at June 30 are summarized as follows:


                                              1997                       1996
                                                  ESTIMATED                  ESTIMATED
                                     CARRYING          FAIR      CARRYING         FAIR
                                        VALUE         VALUE         VALUE        VALUE
                                                        (In thousands)
    U. S. Government and
      agency obligations              $ 9,493       $ 9,319       $10,085     $  9,721
    Municipal obligations               2,240         2,270         2,379        2,348
                                      -------       -------       -------      -------

                                      $11,733       $11,589       $12,464      $12,069
                                       ======        ======        ======       ======


    At June 30, 1997, the carrying value of the Corporation's investment securities exceeded the market value of such securities by $144,000, consisting of $30,000 in gross unrealized gains and $174,000 in gross unrealized losses. At June 30, 1996, the carrying value of the Corporation's investment securities exceeded the market value of such securities by $395,000, consisting of $23,000 in gross unrealized gains and $418,000 in gross unrealized losses.

    The amortized cost and estimated fair value of U.S. Government and agency and municipal obligations designated as held to maturity, by contractual term to maturity at June 30 are shown below:


                                                     1997                         1996
                                                        ESTIMATED                   ESTIMATED
                                           AMORTIZED         FAIR      AMORTIZED         FAIR
                                                COST        VALUE           COST        VALUE
                                                                (In thousands)

    Due in three years or less              $  2,792     $  2,795       $  3,850     $  3,665
    Due after three years through
      five years                                 160          170            194          219
    Due after five years                       8,781        8,624          8,420        8,185
                                             -------      -------        -------      -------

                                             $11,733      $11,589        $12,464      $12,069
                                              ======       ======         ======       ======


                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

    At June 30, 1997, investment securities totaling $2.0 million were pledged to secure deposits. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities designated as available for sale at June 30, 1997 and 1996, are summarized as follows:


                                                                                      JUNE 30, 1997
                                                                                  GROSS            GROSS      ESTIMATED
                                                              AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                                   COST           GAINS           LOSSES          VALUE
                                                                                       (In thousands)
    U.S. Government agency obligations:
      Due in three years or less                                 $1,984          $   -             $ (39)        $1,945
      Due after three years through five years                      149               4               -             153

    Municipal obligations:
      Due after five years                                          100               4               -             104
                                                                  -----           -----             ----          -----

                                                                 $2,233          $    8            $ (39)        $2,202
                                                                  =====           =====             ====          =====


                                                                                      JUNE 30, 1996
                                                                                  GROSS            GROSS      ESTIMATED
                                                              AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                                   COST           GAINS           LOSSES          VALUE
                                                                                       (In thousands)
    U.S. Government agency obligations:
      Due in three years or less                                 $1,997          $   -             $ (46)        $1,951
      Due after three years through five years                      979              -               (13)           966
      Due after five years                                          149               3               -             152
                                                                  -----           -----             ----          -----

                                                                 $3,125          $    3            $ (59)        $3,069
                                                                  =====           =====             ====          =====


    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 1997 and 1996 (including those designated as available for sale) are summarized as follows:


                                                                                          1997
                                                                                   GROSS             GROSS    ESTIMATED
                                                              AMORTIZED       UNREALIZED        UNREALIZED         FAIR
                                                                   COST            GAINS            LOSSES        VALUE
                                                                                      (In thousands)
    HELD TO MATURITY:
      Federal Home Loan Mortgage
        Corporation participation certificates                 $  2,104            $   6             $ (56)     $ 2,054
      Government National Mortgage
        Association participation certificates                    2,043               54                (9)       2,088
      Federal National Mortgage Association
        participation certificates                               13,675               -               (334)      13,341
                                                                 ------             ----              ----       ------
         Total mortgage-backed securities held to maturity       17,822               60              (399)      17,483

    AVAILABLE FOR SALE:
      Federal Home Loan Mortgage
        Corporation participation certificates                    3,325               23                -         3,348
                                                                 ------             ----              ----       ------

         Total mortgage-backed securities                       $21,147            $  83             $(399)     $20,831
                                                                 ======             ====              ====       ======


                         Kentucky First Bancorp, Inc.

                         June 30, 1997, 1996 and 1995


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

                                                                                 1996
                                                                         GROSS           GROSS       ESTIMATED
                                                    AMORTIZED       UNREALIZED      UNREALIZED            FAIR
                                                         COST            GAINS          LOSSES           VALUE
    HELD TO MATURITY:                                                       (In thousands)
      Federal Home Loan Mortgage
        Corporation participation certificates        $ 1,988            $   3           $ (75)        $ 1,916
      Government National Mortgage
        Association participation certificates          2,377               27             (25)          2,379
      Federal National Mortgage Association
        participation certificates                     14,677                1            (628)         14,050
                                                       ------             ----            ----          ------
         Total mortgage-backed
           securities held to maturity                 19,042               31            (728)         18,345

    AVAILABLE FOR SALE:
      Federal Home Loan Mortgage
        Corporation participation certificates          4,155                -             (20)          4,135
                                                       ------             ----            ----          ------

         Total mortgage-backed
           securities                                 $23,197            $  31           $(748)        $22,480
                                                       ======             ====            ====          ======

    The amortized cost of mortgage-backed securities, by contractual terms to maturity, are shown below. Based on materiality, contractual maturities of mortgage-backed securities designated as available for sale have been combined with those designated as held to maturity. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                                         JUNE 30,
                                                                1997                1996
    Due within three years                                   $   375             $ 1,184
    Due in three to five years                                     5                 934
    Due in five to ten years                                     539               2,959
    Due in ten to twenty years                                13,868              10,002
    Due after twenty years                                     6,360               8,118
                                                              ------              ------

                                                             $21,147             $23,197
                                                              ======              ======

                         Kentucky First Bancorp, Inc.

                         June 30, 1997, 1996 and 1995


NOTE C - LOANS RECEIVABLE

    The composition of the loan portfolio at June 30 is as follows:

                                                          1997           1996
                                                             (In thousands)
    Residential real estate
      One-to-four family                               $26,922        $24,635
      Multi-family                                       5,972          4,477
      Construction                                         130            195
    Nonresidential real estate and land                 11,555         10,462
    Consumer and other                                   5,004          3,951
                                                       -------        -------
                                                        49,583         43,720
    Less:
      Undisbursed portion of loans in process              143            178
      Deferred loan origination fees                        94             78
      Unearned discount                                     54             77
      Allowance for loan losses                            372            367
                                                      --------       --------

                                                       $48,920        $43,020
                                                        ======         ======

    The Savings Bank's lending efforts have historically focused on one-to-four family and multi-family residential real estate loans, which comprise approximately $32.4 million, or 66%, of the total loan portfolio at June 30, 1997 and $28.7 million, or 67%, of the total loan portfolio at June 30, 1996. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Savings Bank with adequate collateral coverage in the event of default. Nevertheless, the Savings Bank, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of central Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Savings Bank's primary lending area are presently stable.

    In the normal course of business, the Savings Bank has made loans to some of its directors, officers and employees. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors and officers totaled approximately $212,000 and $303,000 at June 30, 1997 and 1996, respectively.

                         Kentucky First Bancorp, Inc.

                         June 30, 1997, 1996 and 1995


NOTE D - ALLOWANCE FOR LOAN LOSSES

    The activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                              1997           1996           1995
                                                       (In thousands)
    Balance at beginning of year              $367           $352           $152
    Provision for loan losses                   15             15            200
    Charge-offs, net of recoveries             (10)            -              -
                                              ----            ---            ---

    Balance at end of year                    $372           $367           $352
                                               ===            ===            ===

    As of June 30, 1997, the Savings Bank's allowance for loan losses was solely general in nature, and is includible as a component of regulatory risk-based capital, subject to certain percentage limitations.

    Nonperforming and nonaccrual loans totaled approximately $59,000, $122,000 and $362,000 at June 30, 1997, 1996 and 1995, respectively.

    During the years ended June 30, 1997, 1996 and 1995, interest income of approximately $3,000, $3,000 and $1,000, respectively, would have been recognized had such loans been performing in accordance with contractual terms.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at June 30 are comprised of the following:

                                                           1997           1996
                                                             (In thousands)

    Land and improvements                                $  477         $  477
    Office buildings and improvements                       946            939
    Furniture, fixtures and equipment                       369            276
                                                         ------         ------
                                                          1,792          1,692
      Less accumulated depreciation and
        amortization                                        395            331
                                                         ------         ------

                                                         $1,397         $1,361
                                                          =====          =====

                         Kentucky First Bancorp, Inc.

                         June 30, 1997, 1996 and 1995


NOTE F - DEPOSITS

Deposits consist of the following major classifications at June 30:


DEPOSIT TYPE AND WEIGHTED-
AVERAGE INTEREST RATE                                     1997             1996
                                                             (In thousands)
NOW accounts
  1997 - 1.89%                                         $10,095
  1996 - 1.92%                                                         $  8,868
Passbook
  1997 - 2.97%                                           6,206
  1996 - 2.80%                                                            6,299
Money market deposit accounts
  1997 - 3.29%                                           3,525
  1996 - 3.02%                                                            2,858
                                                        ------           ------
Total demand, transaction and
  passbook deposits                                     19,826           18,025

Certificates of deposit
  Original maturities of:
    Less than 12 months
      1997 - 5.01%                                       5,871
      1996 - 4.75%                                                        6,106
    12 months to 24 months
      1997 - 5.49%                                      18,373
      1996 - 5.30%                                                       16,232
    30 months to 36 months
      1997 - 5.70%                                       3,809
      1996 - 5.27%                                                        4,368
    More than 36 months
      1997 - 5.46%                                       3,948
      1996 - 5.46%                                                        3,512
  Individual retirement accounts
    1997 - 5.42%                                         3,616
    1996 - 5.67%                                                          3,535
                                                        ------           ------
Total certificates of deposit                           35,617           33,753
                                                        ------           ------

Total deposit accounts                                 $55,443          $51,778
                                                        ======           ======

At June 30, 1997 and 1996, the Savings Bank had deposit accounts with balances in excess of $100,000 totaling $3.8 million and $2.9 million, respectively.

                         Kentucky First Bancorp, Inc.

                         June 30, 1997, 1996 and 1995


NOTE F - DEPOSITS (continued)

    Interest expense on deposits for the year ended June 30 is summarized as follows:

                                                 1997        1996       1995
                                                       (In thousands)

    Passbook                                   $  180      $  185     $  180
    NOW and money market deposit
      accounts                                    267         264        308
    Certificates of deposit                     1,833       1,856      1,636
                                                -----       -----      -----

                                               $2,280      $2,305     $2,124
                                                =====       =====      =====

    Maturities of outstanding certificates of deposit at June 30 are summarized as follows:

                                                    1997           1996
                                                      (In thousands)

    Less than one year                           $24,126        $24,713
    One to three years                             9,955          8,262
    Over three years                               1,536            778
                                                 -------       --------

                                                 $35,617        $33,753
                                                  ======         ======

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at June 30, 1997 by pledges of certain residential mortgage loans and securities totaling $35.4 million and the Savings Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                                     MATURING
                                     YEAR ENDING
    INTEREST RATE                    JUNE 30,              1997          1996
                                                             (In thousands)

    5.40% - 6.65%                    1998               $14,450       $11,000
    5.50% - 5.74%                    2006                 3,100         3,100
    4.00%                            2025                   317           323
    4.00%                            2026                   103           105
                                                        -------       -------

                                                        $17,970       $14,528
                                                         ======        ======

           Weighted-average interest rate                  5.40%         5.46%
                                                           ====          ====

                         Kentucky First Bancorp, Inc.

                         June 30, 1997, 1996 and 1995


NOTE H - FEDERAL INCOME TAXES

    Federal income taxes differ from the amounts computed at the statutory corporate tax rate as follows:

                                                                         JUNE 30,
                                                            1997           1996           1995
                                                                      (In thousands)
    Federal income taxes computed at
      statutory rate                                        $373           $420           $245
    Increase (decrease) in taxes resulting from:
      Non-taxable interest income                            (43)           (39)           (29)
      Other                                                    5              4             27
                                                           -----          -----           ----
    Federal income tax provision per consolidated
      statements of earnings                                $335           $385           $243
                                                             ===            ===            ===

    The composition of the Corporation's net deferred tax asset at June 30 is as follows:

                                                                       1997           1996
                                                                         (In thousands)
     Taxes (payable) refundable on temporary
     differences at estimated corporate tax rate:
       Deferred tax assets:
         General loan loss allowance                                   $127           $125
         Deferred loan origination fees                                  13             26
         Deferred compensation                                           86             83
         Retirement plans                                                65             -
         Unrealized losses on securities designated as
           available for sale                                             3             26
                                                                        ---           ----
           Total deferred tax assets                                    294            260

       Deferred tax liabilities:
         Percentage of earnings bad debt deduction                      (24)           (91)
         Book/tax depreciation                                          (34)           (17)
         Federal Home Loan Bank stock dividends                         (43)           (20)
         Accrual vs. cash basis of accounting                           (99)           (28)
         Other                                                           -             (25)
           Total deferred tax liabilities                              (200)          (181)
                                                                        ---           ----

           Net deferred tax asset                                     $  94          $  79
                                                                       ====           ====

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE H - FEDERAL INCOME TAXES (continued)

    The Savings Bank was allowed a special bad debt deduction, generally limited to 8% of otherwise taxable income, and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at June 30, 1997 include approximately $1.6 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $520,000 at June 30, 1997. See Note K for additional information regarding the Savings Bank's future percentage of earnings bad debt deductions.


NOTE I - LOAN COMMITMENTS

    The Savings Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Savings Bank's involvement in such financial instruments.

    The Savings Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Savings Bank uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

    At June 30, 1997, the Savings Bank had outstanding commitments of approximately $1.6 million to originate loans. In the opinion of management all loan commitments equaled or exceeded prevailing market interest rates as of June 30, 1997, and will be funded from normal cash flow from operations.

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


    NOTE J - REGULATORY CAPITAL

    The Savings Bank is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. An OTS proposal, if adopted in present form, would increase the core capital requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to the Savings Bank's excess regulatory capital position as a result of this proposed change in the regulatory capital requirement. The risk-based capital requirement currently provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Savings Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

    As of June 30, 1997, management believes that the Savings Bank met all capital adequacy requirements to which it is subject.


                                               AS OF JUNE 30, 1997
                                                                         FOR CAPITAL
                                ACTUAL                                 ADEQUACY PURPOSES
                            ---------------                   --------------------------------------
                            AMOUNT    RATIO                   AMOUNT                           RATIO
                                                                          (In thousands)
    Tangible capital       $13,022    14.7%     greater than or equal to $1,326    greater than or equal to 1.5%

    Core Capital           $13,022    14.7%     greater than or equal to $2,652    greater than or equal to 3.0%

    Risk-based capital     $13,394    27.8%     greater than or equal to $3,849    greater than or equal to 8.0%


                                                 AS OF JUNE 30, 1997

                                                     TO BE "WELL-
                                                  CAPITALIZED" UNDER
                                                   PROMPT CORRECTIVE
                                                   ACTION PROVISIONS
                                        ----------------------------------------
                                        AMOUNT                             RATIO
    Tangible capital       greater than or equal to $4,420     greater than or equal to  5.0%

    Core Capital           greater than or equal to $5,304     greater than or equal to  6.0%

    Risk-based capital     greater than or equal to $4,811     greater than or equal to 10.0%


                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE J - REGULATORY CAPITAL (continued)

    The Savings Bank's management believes that, under the current regulatory capital regulations, the Savings Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Savings Bank, such as increased interest rates or a downturn in the economy in the Savings Bank's market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.


NOTE K - LEGISLATIVE DEVELOPMENTS

    The deposit accounts of the Savings Bank and of other savings associations are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund were used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC through the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In fiscal 1996 and 1997, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee.

    Legislation which was enacted during fiscal 1997 to recapitalize the SAIF provides for a special assessment totaling $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Savings Bank held $53.6 million in deposits at March 31, 1995, resulting in an approximate $351,000, or $232,000 after-tax, charge to operations during the current fiscal year.

    A component of the recapitalization plan provided for the merger of the SAIF and BIF on January 1, 1999. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, the Savings Bank would be regulated as a bank under federal laws which would subject it to the more restrictive activity limits imposed on national banks. In the opinion of management, such activity limit restrictions would not have a material effect on the Corporation's financial position or results of operations.

    Under separate legislation related to the recapitalization plan, the Savings Bank is required to recapture as taxable income approximately $70,000 of its tax bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Savings Bank has provided deferred taxes for this amount and will be permitted to amortize the recapture of the bad debt reserve in taxable income over six years.

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE L - CORPORATE REORGANIZATION AND CONVERSION TO STOCK FORM

    During fiscal 1995, the Savings Bank's Board of Directors adopted a plan of conversion (the Plan) whereby the Savings Bank would convert to the stock form of ownership, followed by the issuance of all of the Savings Bank's outstanding stock to a newly formed holding company, Kentucky First Bancorp, Inc. Pursuant to the Plan, the Savings Bank offered for sale up to 1.4 million common shares to its depositors. The stock offering was completed on August 28, 1995, culminating in the sale of 1,388,625 common shares and the receipt of $12.2 million of net equity capital after consideration of offering expenses and shares acquired by the ESOP.

    At the completion of the conversion to stock form, the Savings Bank established a liquidation account in an amount equal to retained earnings contained in the final offering circular. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Savings Bank after conversion.

    In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock. Except for the repurchase of stock and payment of dividends by the Savings Bank, the existence of the liquidation account will not restrict the use or application of such retained earnings. The Savings Bank may not declare, pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause retained earnings to be reduced below either the amount required for the liquidation account or the regulatory capital requirements for SAIF insured institutions.

                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


NOTE M - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST BANCORP, INC.

    The following condensed financial statements summarize the financial position of Kentucky First Bancorp, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the periods then ended.



                          KENTUCKY FIRST BANCORP, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                                    JUNE 30,
                                 (In thousands)


         ASSETS                                                                       1997            1996
    Deposits in First Federal Savings Bank of Cynthiana                            $    56         $    76
    Interest-bearing deposits in other financial institutions                          202             560
    Investment securities                                                              501           2,000
    Loan receivable from ESOP                                                          926           1,018
    Investment in First Federal Savings Bank of Cynthiana                           13,022          15,578
    Prepaid expenses and other assets                                                   14              24
    Prepaid federal income taxes                                                        31              -
                                                                                    ------          ------

         Total assets                                                              $14,752         $19,256
                                                                                    ======          ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities
      Accounts payable and other liabilities                                       $    25         $    -

    Shareholders' equity
      Common stock and additional paid-in capital                                    9,234          13,365
      Retained earnings                                                              7,825           7,689
      Less treasury stock                                                             (818)             -
      Less shares acquired by stock benefit plans                                   (1,509)         (1,748)
      Unrealized losses on securities designated as available for sale,
        net of related tax effects                                                      (5)            (50)
                                                                                    ------          ------
          Total shareholders' equity                                                14,727          19,256
                                                                                    ------          ------

          Total liabilities and shareholders' equity                               $14,752         $19,256
                                                                                    ======          ======


                          KENTUCKY FIRST BANCORP, INC.
                             STATEMENTS OF EARNINGS
                             PERIODS ENDED JUNE 30,
                                 (In thousands)


                                                                                      1997            1996
    Revenue
      Interest income                                                                 $106            $171
      Equity in earnings of First Federal Savings Bank of Cynthiana                    822             780
                                                                                       ---             ---
          Total revenue                                                                928             951

    General and administrative expenses                                                197             173
                                                                                       ---             ---

    Earnings before income tax credits                                                 731             778

    Federal income tax credits                                                         (31)             -
                                                                                       ---             ---

          NET EARNINGS                                                                $762            $778
                                                                                       ===             ===


                          Kentucky First Bancorp, Inc.

                          June 30, 1997, 1996 and 1995


   NOTE M - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST BANCORP, INC.
                                  (continued)

                          KENTUCKY FIRST BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                               YEAR ENDED JUNE 30,
                                 (In thousands)


                                                                                                 1997              1996
    Cash provided by (used in) operating activities:
      Net earnings for the year                                                               $   762         $     778
      Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities
        (Undistributed earnings of) excess of distributions from consolidated subsidiary        2,878              (780)
        Increase (decrease) in cash due to changes in:
          Prepaid expenses and other assets                                                         7               104
          Prepaid federal income taxes                                                            (31)               -
          Accounts payable and other liabilities                                                   25                -
                                                                                              -------           ------
          Net cash provided by operating activities                                             3,641               102

    Cash flows provided by (used in) investing activities:
      Purchase of investment in First Federal Savings Bank                                         -             (8,348)
      Proceeds from repayment of loan                                                              92                -
      Loan disbursements                                                                           -             (1,018)
      Proceeds from maturities of investment securities                                         2,200                -
      Purchase of investment securities                                                          (701)           (2,000)
                                                                                               ------           -------
          Net cash provided by (used in) investing activities                                   1,591           (11,366)

    Cash flows provided by (used in) financing activities:
      Net proceeds from issuance of common stock                                                   -             12,219
      Proceeds from note payable                                                                2,000                -
      Repayment of note payable                                                                (2,000)               -
      Payment of dividends on common stock                                                     (4,792)             (319)
      Purchase of treasury stock                                                                 (818)               -
                                                                                               ------           ------
          Net cash used in financing activities                                                (5,610)           11,900
                                                                                                -----            ------

    Net decrease in cash and cash equivalents                                                    (378)              636

    Cash and cash equivalents at beginning of year                                                636                -
                                                                                               ------           ------

    Cash and cash equivalents at end of year                                                  $   258         $     636
                                                                                               ======          ========


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         The information required by this Item is incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 1996.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

         The information required by this item is incorporated by reference to "Proposal I -- Election of Directors" in the Proxy Statement.

         For certain information regarding the non-director executive officers of the Company, see "Item 1. Description of Business -- Executive Officers."

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The information required by this item is incorporated by reference to "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this item is incorporated by reference to the section captioned "Transactions with Management" in the Proxy Statement.

                                    PART IV

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
--------------------------------------------------

         (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
             ----------------------------------------------

         (1) Financial Statements. The following financial statements are incorporated by reference from Item 7:

                  Independent Auditors' Reports
                  Consolidated Statements of Financial Condition as of June 30,
                    1997, 1996 and 1995
                  Consolidated Statements of Earnings for Each of the Years in
                    the Three-Year Period Ended June 30, 1997
                  Consolidated Statements of Shareholders' Equity for Each of
                    the Years in the Three-Year Period Ended June 30, 1997
                  Consolidated Statements of Cash Flows for Each of the Years
                    in the Three-Year Period Ended June 30, 1997
                  Notes to Consolidated Financial Statements

         (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

                                                                                                     Page in
                                                                                                   Sequentially
       No.     Description                                                                         Numbered Copy
       ---     -----------                                                                         -------------

       3.1     Certificate of Incorporation of Kentucky First Bancorp, Inc.                               *
       3.2     Bylaws of Kentucky First Bancorp, Inc.                                                     *
       4       Form of Common Stock Certificate of Kentucky First Bancorp, Inc.                           *
      10.1     First Federal Savings Bank Incentive Compensation Plan                                     *+
      10.2     Kentucky First Bancorp, Inc. Stock Option and Incentive Plan
      10.3     Kentucky First Bancorp, Inc. Management Recognition Plans                                  *+
      10.4     Deferred Compensation Agreements, as amended
      10.5     First Federal Savings Bank Retirement Plan for Non-Employee Directors                      *+
      10.6     Supplemental Executive Retirement Agreement between First Federal
                 Savings Bank and Betty J. Long                                                           *+
      10.7     Employment Agreements between First Federal Savings Bank and Betty J.
                 Long and Kevin R. Tolle                                                                  *+
      10.8     Employment Agreements between Kentucky First Bancorp, Inc. and Betty
                 J. Long and Kevin R. Tolle                                                               *
      21       Subsidiaries of the Registrant
      23.1     Consent of Grant Thornton L.L.P.
      23.2     Consent of England & Hensley
      27       Financial Data Schedule (EDGAR only)

-----------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-91134).
(+)    Management contract or compensatory plan or arrangement.

         (B) REPORTS ON FORM 8-K. There were no Current Reports on Form 8-K
             -------------------
filed by the Company during the fourth quarter of fiscal year 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENTUCKY FIRST BANCORP, INC.

September 23, 1997                     By: /s/ Betty J. Long
                                           -------------------------------------
                                           Betty J. Long
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Betty J. Long                                         September 23, 1997
------------------------------------------
Betty J. Long
President and Chief Executive Officer
(Director and Principal Executive Officer)

/s/ William D. Morris                                     September 23, 1997
------------------------------------------
William D. Morris
Chairman of the Board
(Director)

/s/ Luther O. Beckett                                     September 23, 1997
------------------------------------------
Luther O. Beckett
Vice Chairman of the Board
(Director)

/s/ G. Bernard Midden, Jr.                                September 23, 1997
------------------------------------------
G. Bernard Midden, Jr.
(Director)

/s/ Milton G. Rees                                        September 23, 1997
------------------------------------------
Milton G. Rees
(Director)

/s Diane Ritchie                                          September 23, 1997
------------------------------------------
Diane Ritchie
Vice President
(Director)

/s/ John Swinford                                         September 23, 1997
------------------------------------------
John Swinford
(Director)

/s/ Wilbur H. Wilson                                      September 23, 1997
------------------------------------------
Wilbur H. Wilson
(Director)

/s/ Robbie Cox                                            September 23, 1997
------------------------------------------
Robbie G. Cox
Vice President
(Principal Accounting and Financial Officer)