Form 10QSB
period 1997-09-30
KENTUCKY FIRST BANCORP INC
filed 1997-11-12
CIK 943891

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                               OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

Commission File Number: No. 1-13904

               KENTUCKY FIRST BANCORP, INC.
________________________________________________________________
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


Registrant's telephone number, including area code:(606)234-1440
                                                   -------------

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No
    ------           ------

As of November 6, 1997, the latest practicable date, 1,297,694 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

                         Page 1 of 14 pages

                                 INDEX

                                                           Page
                                                           ----

PART I

ITEM 1  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition    3

          Consolidated Statements of Earnings               4

          Consolidated Statements of Cash Flows             5

          Notes to Consolidated Financial Statements        7

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        10

PART II - OTHER INFORMATION                                 13

SIGNATURES                                                  14

                       KENTUCKY FIRST BANCORP, INC.

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                    September 30,   June 30,
                                                      1997            1996
                                                    ---------     ----------
ASSETS
Cash and due from banks                              $   441      $   505
Interest-bearing deposits in other financial
  institutions                                           605          762
                                                     -------      -------
     Total cash and cash equivalents                   1,046        1,267

Investment securities available for sale-at market     3,199        2,202
Investment securities - at amortized cost,
  approximate market value of $10,786 and $11,589
  as of September 30, 1997 and June 30, 1997          10,827       11,733
Mortgage-backed securities available for sale
  - at market                                          3,410        3,348
Mortgage-backed securities - at cost, approximate
  market value of $16,769 and $17,483 as of
  September 30, 1997 and June 30, 1997                16,858       17,822
Loans receivable - net                                49,320       48,920
Office premises and equipment - at depreciated cost    1,397        1,397
Federal Home Loan Bank stock - at cost                 1,071        1,052
Accrued interest receivable                              463          574
Prepaid expenses and other assets                        410          415
Prepaid federal income taxes                               -           32
Deferred federal income taxes                             88           94
                                                     -------      -------
     Total assets                                    $88,089      $88,856
                                                     =======      =======
     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                             $54,751      $55,443
Advances from the Federal Home Loan Bank              17,768       17,970
Accrued interest payable                                 146          148
Other liabilities                                        629          568
Accrued federal income taxes                              84            -
                                                     -------      -------
     Total liabilities                                73,378       74,129

Shareholders' equity
  Preferred stock - authorized 500,000 shares of
    $.01 par value; no shares issued                       -            -
  Common stock, authorized 3,000,000 shares of
    $.01 par value; 1,388,625 shares issued               14           14
  Additional paid-in capital                           9,220        9,220
  Retained earnings - restricted                       7,940        7,825
  Less shares acquired by stock benefit plans         (1,509)      (1,509)
  Less 85,931 and 69,431 shares of treasury stock
    - at cost                                         (1,022)        (818)
  Unrealized gains (losses) on securities
    designated as available for sale,
    net of related tax effects                            68           (5)
                                                     -------      -------
     Total shareholders' equity                       14,711       14,727
                                                     -------      -------
     Total liabilities and shareholders' equity      $88,089      $88,856
                                                     =======      =======

                    KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF EARNINGS

              For the three months ended September 30,
                  (In thousands, except share data)

                                                        1997         1996
Interest income
 Loans                                                 $1,024       $  908
 Mortgage-backed securities                               339          368
 Investment securities                                    222          249
 Interest-bearing deposits and other                       25           18
                                                       ------       ------
     Total interest income                              1,610        1,543

Interest expense
 Deposits                                                 612          541
 Borrowings                                               259          211
                                                       ------       ------
     Total interest expense                               871          752
                                                       ------       ------
     Net interest income                                  739          791

Provision for losses on loans                               8            4
                                                       ------       ------
     Net interest income after provision
       for losses on loans                                731          787

Other income
  Gain on investment securities transactions               11            -
  Service charges                                          34           25
  Other operating                                          10           12
                                                       ------       ------
     Total other income                                    55           37

General, administrative and other expense
 Employee compensation and benefits                       229          233
 Occupancy and equipment                                   36           32
 Federal deposit insurance premiums                         9          380
 Data processing                                           34           25
 Other operating                                           87          139
                                                       ------       ------
     Total general, administrative and other expense      395          809
                                                       ------       ------

     Earnings before income taxes                         391           15

Federal income taxes
 Current                                                  157            -
 Deferred                                                 (33)           -
                                                       ------       ------
         Total federal income taxes                       124            -
                                                       ------       ------
         NET EARNINGS                                  $  267       $   15
                                                       ======       ======
         EARNINGS PER SHARE                            $  .22       $  .01
                                                       ======       ======

                                  4

                    KENTUCKY FIRST BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the three months ended September 30,
                           (In thousands)

                                                             1997          1996
Cash flows from operating activities:
 Net earnings for the period                                $   267      $     15
 Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
   Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net            (7)           38
   Amortization of deferred loan origination fees               (10)          (17)
   Depreciation and amortization                                 17            15
   Provision for losses on loans                                  8             4
    Gain on investment securities transactions                  (11)            -
    Federal Home Loan Bank stock dividends                      (19)          (13)
   Increase (decrease) in cash due to changes in:
     Accrued interest receivable                                111            48
     Prepaid expenses and other assets                            5            14
     Accrued interest payable                                    (2)           62
      Other liabilities                                          61           298
     Federal income taxes
       Current                                                  116          (227)
       Deferred                                                 (33)            -
                                                            -------        ------
         Net cash provided by operating activities              503           237

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as
    available for sale                                         (994)            -
  Proceeds from maturity of investment securities               921         1,123
  Principal repayments on mortgage-backed securities          1,014           465
  Purchase of loans                                            (846)            -
  Loan principal repayments                                   2,862         2,770
  Loan disbursements                                         (2,414)       (5,009)
  Purchase of office premises and equipment                     (17)          (15)
  Purchase of Federal Home Loan Bank stock                        -           (79)
                                                            -------        ------
         Net cash provided by (used in) investing
           activities                                           526          (745)

Cash flows provided by (used in) financing activities:
  Net decrease in deposits                                     (692)       (2,162)
  Proceeds from Federal Home Loan Bank advances               3,650         1,800
  Repayment of Federal Home Loan Bank advances               (3,852)           (2)
  Purchase of treasury stock                                   (204)            -
  Dividends on common stock                                    (152)         (162)
                                                            -------        ------
         Net cash used in financing activities               (1,250)         (526)
                                                            -------        ------
Net decrease in cash and cash equivalents                     (221)        (1,034)

Cash and cash equivalents at beginning of period              1,267         1,526
                                                            -------        ------
Cash and cash equivalents at end of period                   $1,046        $  492
                                                            =======        ======

                    KENTUCKY FIRST BANCORP, INC.

              For the three months ended September 30,


                                                            1997         1996

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                    $  40           $226
                                                           =====           ====
   Interest on deposits and borrowings                     $ 873           $678
                                                           =====           ====
Supplemental disclosure of noncash investing activities:
 Unrealized gains on securities designated as available
    for sale, net of related tax effects                   $  73           $ 25
                                                           =====           ====

             KENTUCKY FIRST BANCORP, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 1997 and 1996


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of Kentucky First Bancorp, Inc. (the "Corporation") and
First Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share
    ------------------

Earnings per share for the three months ended September 30, 1997 is based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 92,574 and 101,832 unallocated ESOP shares, totaled 1,219,593 and 1,286,793 for the three months ended September 30, 1997 and 1996, respectively. There is no dilutive effect associated with the Corporation's stock option plan.

4.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the
                             7

             KENTUCKY FIRST BANCORP, INC.

    For the three months ended September 30, 1997 and 1996


4.    Effects of Recent Accounting Pronouncements (continued)
      -------------------------------------------

transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation. This statement will not have a material impact on the Corporation's financial statements.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Corporation's financial statements.

                 KENTUCKY FIRST BANCORP, INC.

   For the three months ended September 30, 1997 and 1996


4.    Effects of Recent Accounting Pronouncements (continued)
      -------------------------------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported.
In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

5.  Proposed Legislation
    --------------------

Congress is considering legislation to eliminate the federal savings and loan charter and separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the OTS and regulate the Savings Bank as a bank or require it to change its charter to that of a national bank.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain accounting pronouncements.

Discussion of Financial Condition Changes from June 30, 1997 to
September 30, 1997
----------------------------------------------------------------

At September 30, 1997, the Corporation's assets totaled $88.1 million, a decrease of $767,000, or .9%, from the $88.9 million of total assets at June 30, 1997. The decline in assets resulted primarily from a decline in the deposit portfolio of $692,000 and a decline in advances from the Federal Home Loan Bank of $202,000.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $130,000 over the three month period, to a total of $15.1 million at September 30, 1997. Investment securities purchased during the quarter of $1.0 million were partially offset by maturities totaling $921,000. Additionally, excess cash was redeployed to fund growth in the loan portfolio. Regulatory liquidity amounted to 7.54%, at September 30, 1997.

Mortgage-backed securities totaled $20.3 million at September
30, 1997, a $902,000, or 4.3%, decrease from June 30, 1997
levels, due primarily to principal repayments during the period.

Loans receivable increased by $400,000, or .8%, during the three month period, to a total of $50.3 million at September 30, 1997. Loan disbursements and purchases amounted to $3.3 million and were partially offset by principal repayments of $2.9 million. The allowance for loan losses totaled $380,000 at September 30, 1997, as compared to $372,000 at June 30, 1997. Nonperforming loans totaled $83,000 at September 30, 1997, as compared to $59,000 at June 30, 1997. The allowance for loan losses represented 458% and 631% of nonperforming loans as of September 30, 1997 and June 30, 1997, respectively. Although management believes that its allowance for loan losses at September 30, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $54.8 million at September 30, 1997, a decrease of $692,000, or 1.2%, from June 30, 1997 levels. Management has not attempted to match premium deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

            KENTUCKY FIRST BANCORP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
September 30, 1997 (continued)
---------------------------------------------------------------

Shareholders' equity totaled $14.7 million at September 30, 1997, a $16,000, or .1%, decrease from June 30, 1997. The decrease resulted primarily from a purchase of treasury shares of $204,000 during the period, which was partially offset by undistributed net earnings of $115,000 and an increase in the unrealized gains on securities designated as available for sale of $73,000.

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

At September 30, 1997, the Savings Bank's tangible and core capital totaled $13.3 million, or 15.1%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.3 million and $2.6 million by $12.0 million and $10.7 million, respectively. The Savings Bank's risk-based capital of $13.7 million, or 28.7% of risk-weighted assets, exceeded the current 8% requirement by $9.9 million.

Comparison of Operating Results for the Three Month Periods
Ended September 30, 1997 and 1996
-----------------------------------------------------------
General
-------

Net earnings amounted to $267,000 for the three months ended September 30, 1997, an increase of $252,000 over the $15,000 of net earnings reported for the same period in 1996. The increase in earnings resulted primarily from a $351,000 charge recorded in the 1996 period reflecting a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Additionally, excluding the effects of this charge, general, administrative and other expense decreased by $63,000, and other income increased by $18,000, which were partially offset by a $52,000 decrease in net interest income and a $124,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income decreased by $52,000, or 6.6%, for the three months ended September 30, 1997, compared to the 1996 period. Interest income on loans increased by $116,000, or 12.8%, due primarily to a $5.1 million increase in the average balance of loans outstanding year-to-year coupled with an increase in yield. Interest income on mortgage-backed securities decreased by $29,000, or 7.9%, due primarily to a $2.2 million decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $20,000, or 7.5%, due primarily to a decline in yield of approximately 74 basis points. Such decreases in interest income on mortgage-backed and investment securities and other interest-earning assets can be attributed primarily to use of these assets to fund the $4.2 million return of capital distribution which was paid to shareholders in November 1996.
                         11

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods
Ended September 30, 1997 and 1996 (continued)
------------------------------------------------------------
Net Interest Income (continued)
-------------------

Interest expense on deposits increased by $71,000, or 13.1%, due primarily to a $4.8 million increase in average deposits outstanding coupled with an increase in cost of approximately 14 basis points. Interest expense on borrowings increased by $48,000 during the current quarter, due primarily to a $2.2 million increase in the average balance of borrowings outstanding from year-to-year, coupled with an increase of approximately 42 basis points in the average rate paid on such borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $52,000, or 6.6%, to a total of $739,000 for the three months ended September 30, 1997, compared to the comparable quarter in 1996. The interest rate spread decreased to approximately 2.66% from 2.94% during the respective 1997 and 1996 quarters, while the net interest margin amounted to approximately 3.41% in 1997, as compared to 3.86% in 1996.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded an $8,000 provision for losses on loans during the three month period ended September 30, 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $18,000, or 48.6%, for the three months ended September 30, 1997, compared to the same period in 1996, due primarily to an $11,000 gain on investment securities transactions, coupled with an increase in service charges and fees on loans and deposits.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $414,000, or 51.2%, during the three months ended September 30, 1997, compared to the same period in 1996. This decrease resulted primarily from the $351,000 charge recorded in 1996 attendant to the aforementioned SAIF recapitalization.

Additionally, the decrease in general, administrative and other expense resulted from a $52,000, or 37.4%, decrease in other operating expense, which was partially offset by a $9,000, or 36.0%, increase in data processing expenses. The decline in other operating expense is attributable primarily to decreases in professional fees.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $124,000 for the three months ended September 30, 1997. The effective tax rate was 31.7 % for the three months ended September 30, 1997.

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

          None


ITEM 5.   Other Information
          -----------------

          None


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibit 27:    Financial Data Schedule. (EDGAR Only)

          Reports on Form 8-K: The Registrant filed a Current
                               Report on Form 8-K dated July 25,
                               1997 to report, pursuant to Item
                               5, that it had received approval
                               from the Office of Thrift
                               Supervision to repurchase an
                               additional 5.0% of its
                               outstanding shares.

                   KENTUCKY FIRST BANCORP, INC.

                           SIGNATURES
                           ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 6, 1997     By:  /s/Betty J. Long
                                -------------------------
                                Betty J. Long
                                President and Chief
                                Executive Officer



Date: November 6, 1997     By:  /s/Robbie Cox
                                -------------------------
                                Robbie Cox
                                Chief Financial Officer