Form 10QSB/A
period 1997-09-30
KENTUCKY FIRST BANCORP INC
filed 1997-12-19
CIK 943891

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

                         Page 1 of 13 pages

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

At September 30, 1997, the Savings Bank's tangible and core capital totaled $12.3 million, or 14.0%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.3 million and $2.6 million by $11.0 million and $9.7 million, respectively. The Savings Bank's risk-based capital of $12.7 million, or 26.4% of risk-weighted assets, exceeded the current 8% requirement by $8.8 million.

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



Date: December 18, 1997     By:  /s/Betty J. Long
                                -------------------------
                                Betty J. Long
                                President and Chief
                                Executive Officer



Date: December 18, 1997     By:  /s/Robbie Cox
                                -------------------------
                                Robbie Cox
                                Chief Financial Officer