Form 10QSB
period 1997-12-31
KENTUCKY FIRST BANCORP INC
filed 1998-02-11
CIK 943891

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

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

Yes   X           No
    -----           -----

As of February 6, 1998, the latest practicable date, 1,297,694 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

Transitional small business disclosure format (check one):

Yes               No  X
    -----           -----

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

ITEM II   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS                                10

PART II - OTHER INFORMATION                                 16

SIGNATURES                                                  17

                       KENTUCKY FIRST BANCORP, INC.

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                   December 31,     June 30,
                                                      1997            1997
                                                    ---------     ----------
ASSETS
Cash and due from banks                              $   472      $   505
Interest-bearing deposits in other financial
  institutions                                            --          762
                                                     -------      -------
     Total cash and cash equivalents                     472        1,267

Investment securities available for sale-at market     3,266        2,202
Investment securities - at amortized cost,
  approximate market value of $9,890 and $11,589
  as of December 31, 1997 and June 30, 1997            9,828       11,733
Mortgage-backed securities available for sale
  - at market                                          3,272        3,348
Mortgage-backed securities - at cost, approximate
  market value of $16,443 and $17,483 as of
  December 31, 1997 and June 30, 1997                 16,249       17,822
Loans receivable - net                                49,636       48,920
Office premises and equipment - at depreciated cost    1,384        1,397
Federal Home Loan Bank stock - at cost                 1,091        1,052
Accrued interest receivable                              525          574
Prepaid expenses and other assets                        429          415
Prepaid federal income taxes                             100           32
Deferred federal income tax assets                        55           94
                                                     -------      -------
     Total assets                                    $86,307      $88,856
                                                     =======      =======
     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                             $54,844      $55,443
Advances from the Federal Home Loan Bank              15,966       17,970
Accrued interest payable                                 147          148
Other liabilities                                        660          568
                                                     -------      -------
     Total liabilities                                71,617       74,129

Shareholders' equity
  Preferred stock - authorized 500,000 shares of
    $.01 par value; no shares issued                       -            -
  Common stock, authorized 3,000,000 shares of
    $.01 par value; 1,388,625 shares issued               14           14
  Additional paid-in capital                           9,220        9,220
  Retained earnings - restricted                       7,994        7,825
  Less shares acquired by stock benefit plans         (1,509)      (1,509)
  Less 90,931 and 69,431 shares of treasury stock
    - at cost                                         (1,089)        (818)
  Unrealized gains (losses) on securities
    designated as available for sale,
    net of related tax effects                            60           (5)
                                                     -------      -------
     Total shareholders' equity                       14,690       14,727
                                                     -------      -------
     Total liabilities and shareholders' equity      $86,307      $88,856
                                                     =======      =======

                    KENTUCKY FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS

                  (In thousands, except share data)

                                          Six Months Ended        Three Months Ended
                                             December 31,             December 31,
                                         ---------------------    --------------------
                                            1997        1996        1997        1996
                                         ----------  ---------    --------    --------
Interest income
  Loans                                  $2,059      $1,865        $1,035      $   957
  Mortgage-backed securities                664         731           325          363
  Investment securities                     423         486           201          237
  Interest-bearing deposits
    and other                                48          34            23           16
                                         ------      ------        ------      -------
       Total interest income              3,194       3,116         1,584        1,573

Interest expense
  Deposits                                1,224       1,096           612          555
  Borrowings                                503         461           244          250
                                         ------      ------        ------      -------
       Total interest expense             1,727       1,557           856          805
                                         ------      ------        ------      -------
       Net interest income                1,467       1,559           728          768

Provision for losses on loans                18           8            10            4
                                         ------      ------        ------      -------
       Net interest income after
         provision for losses on
         loans                            1,449       1,551           718          764

Other income
  Gain on investment securities
    transactions                             16           -             5            -
  Service charges                            65          55            31           30
  Other operating                            19          23             9           11
                                         ------      ------        ------      -------
       Total other income                   100          78            45           41

General, administrative and other expense
  Employee compensation and benefits        508         494           279          261
  Occupancy and equipment                    73          65            37           33
  Federal deposit insurance premiums         17         409             8           29
  Data processing                            63          52            29           27
  Other operating                           201         271           114          132
                                         ------      ------        ------      -------
       Total general, administrative
         and other expense                  862       1,291           467          482
                                         ------      ------        ------      -------

       Earnings before income taxes         687         338           296          323

Federal income taxes
  Current                                   207         151            50          151
  Deferred                                    6         (56)           39          (56)
                                         ------      ------        ------      -------
       Total federal income taxes           213          95            89           95
                                         ------      ------        ------      -------
       NET EARNINGS                      $  474      $  243        $  207      $   228

       EARNINGS PER SHARE
         Basic                           $  .39      $  .19        $  .17      $   .18
         Diluted                         $  .38      $  .19        $  .16      $   .17

                                  4

                    KENTUCKY FIRST BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the six months ended December 31,
                           (In thousands)

                                                             1997          1996
Cash flows from operating activities:
  Net earnings for the period                                $  474       $   243
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net          (14)          (7)
    Gain on investment securities transactions                  (16)           -
    Amortization of deferred loan origination fees              (17)         (30)
    Depreciation and amortization                                27           23
    Provision for losses on loans                                18            8
    Federal Home Loan Bank stock dividends                      (39)         (29)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                49          (36)
      Prepaid expenses and other assets                         (14)         (52)
      Accrued interest payable                                   (1)          92
      Other liabilities                                          92          120
      Federal income taxes
        Current                                                 (68)         (75)
        Deferred                                                  6          (56)
                                                            -------      -------
          Net cash provided by operating activities             497          201

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities             1,939        1,623
  Purchase of investment securities designated as
    available for sale                                       (1,212)           -
  Proceeds from sale of investment securities                   155            -
  Principal repayments on mortgage-backed securities          1,736        1,218
  Loan principal repayments                                   5,333        7,018
  Loan disbursements                                         (6,050)     (11,621)
  Purchase of office premises and equipment                     (14)         (10)
  Purchase of Federal Home Loan Bank stock                        -         (180)
                                                            -------      -------
     Net cash provided by (used in) investing activities     1,887       (1,952)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                          (599)       2,733
  Proceeds from Federal Home Loan Bank advances               6,700        7,200
  Repayment of Federal Home Loan Bank advances               (8,704)      (6,304)
  Proceeds from notes payable                                     -        2,000
  Dividends on common stock                                    (305)      (4,478)
  Purchase of treasury stock                                   (271)           -
                                                            -------      -------
     Net cash provided by (used in) financing activities    (3,179)       1,151
                                                            -------      -------
Net decrease in cash and cash equivalents                      (795)        (600)

Cash and cash equivalents at beginning of period              1,267        1,526
                                                            -------      -------
Cash and cash equivalents at end of period                  $   472      $   926
                                                            =======      =======

                    KENTUCKY FIRST BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

              For the six months ended December 31,


                                                            1997         1996

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                    $  276         $  226
                                                           ======         ======
   Interest on deposits and borrowings                     $1,728         $1,465
                                                           ======         ======
Supplemental disclosure of noncash investing activities:
 Unrealized gains on securities designated as available
    for sale, net of related tax effects                   $   65         $   46
                                                           ======         ======

             KENTUCKY FIRST BANCORP, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 1997 and 1996

1.   Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the Corporation) included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.   Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank of Cynthiana (the Savings Bank). All significant intercompany items have been eliminated.

3.   Earnings Per Share
      ------------------

Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Pursuant to SFAS No. 128, basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 92,574 unallocated ESOP shares, totaled 1,213,172 and 1,206,750, respectively, for the six and three month periods ended December 31, 1997. Weighted-average common shares deemed outstanding, which gives effect to 101,832 unallocated ESOP shares, totaled 1,286,793 for each of the six and three month periods ended December 31, 1996.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,259,762 and 1,260,963 for the six and three month periods ended December 31, 1997, respectively, and 1,305,968 and 1,305,713 for the six and three months ended December 31, 1996, respectively.

4.   Effects of Recent Accounting Pronouncements
      -------------------------------------------

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that

            KENTUCKY FIRST BANCORP, INC.

For the three and six months ended December 31, 1997 and 1996

4.   Effects of Recent Accounting Pronouncements (continued)
      -------------------------------------------

provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Corporation's consolidated financial position or results of operations.

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

            KENTUCKY FIRST BANCORP, INC.

For the three and six months ended December 31, 1997 and 1996

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, the effect of certain accounting pronouncements and the Corporation's projected effects related to the year 2000 compliance issue.

Discussion of Financial Condition Changes from June 30, 1997 to
December 31, 1997
---------------------------------------------------------------

At December 31, 1997, the Corporation's consolidated total assets amounted to $86.3 million, a decrease of $2.5 million, or 2.9%, from the total at June 30, 1997. The decrease in assets resulted primarily from a decrease in the deposit portfolio of $599,000, a decrease of $2.0 million in advances from the Federal Home Loan Bank and a decline in shareholders' equity of $37,000.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $1.6 million over the six month period, to a total of $13.6 million at December 31, 1997. Investment securities totaling $1.9 million matured during the period and were partially offset by purchases of $1.2 million. Mortgage-backed securities totaled $19.5 million at December 31, 1997, a decrease of $1.6 million, or 7.8%, from June 30, 1997 levels. The decrease resulted primarily from principal repayments of $1.6 million during the period. Excess liquid assets and proceeds from maturities of investment and mortgage-backed securities were partially used to fund net withdrawals of deposits and repayments of Federal Home Loan Bank advances. Regulatory liquidity amounted to 7.5%, at December 31, 1997.

Loans receivable increased by $716,000, or 1.5%, during the six month period, to a total of $49.6 million at December 31, 1997. Loan disbursements amounted to $6.1 million and were partially offset by principal repayments of $5.3 million. Loan disbursements decreased by $5.6 million, or 47.9%, during the 1997 six month period as compared to the comparable period in 1996. The growth in the loan portfolio consisted primarily of one- to four-family residential fixed-rate loans. The allowance for loan losses totaled $387,000 at December 31, 1997, as compared to $372,000 at June 30, 1997. Nonperforming loans totaled $111,000 at December 31, 1997, as compared to $59,000 at June 30, 1997. The allowance for loan losses represented 349% of nonperforming loans as of December 31, 1997 and 631% at June 30, 1997. Although management believes that its allowance for loan losses at December 31, 1997 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $54.8 million at December 31, 1997, a decrease of $599,000, or 1.1%, from June 30, 1997 levels. During the current period, management has not attempted to match premium deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

                KENTUCKY FIRST BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
December 31, 1997 (continued)
---------------------------------------------------------------

Advances from the Federal Home Loan Bank totaled $16.0 million at December 31, 1997, a decrease of $2.0 million, or 11.2%, from the total at June 30, 1997, as proceeds from maturities of investment and mortgage-backed securities were utilized to repay such advances.

The Corporation's shareholders' equity amounted to $14.7 million at December 31, 1997, a decrease of $37,000, or .3%, from June 30, 1997 levels. The decrease resulted primarily from dividends paid on common stock totaling $305,000 and purchases of treasury stock totaling $271,000, which were partially offset by 1997 period net earnings of $474,000 and a $65,000 increase in unrealized gains on securities designated as available for sale.

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

At December 31, 1997, the Savings Bank's tangible and core capital totaled $12.5 million, or 14.5%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.3 million and $2.6 million by $11.2 million and $9.9 million, respectively. The Savings Bank's risk-based capital of $12.9 million, or 27.1% of risk-weighted assets, exceeded the current 8% requirement by $9.1 million.


Comparison of Operating Results for the Six Month Periods Ended
December 31, 1997 and 1996
---------------------------------------------------------------

General
-------

Net earnings amounted to $474,000 for the six months ended December 31, 1997, an increase of $231,000, or 95.1%, over the $243,000 of net earnings reported for the same period in 1996. Net earnings during the fiscal 1997 period reflected a $351,000 one-time special assessment recorded in the first quarter of fiscal 1997 to recapitalize the Savings Association Insurance Fund (SAIF). The increase in net earnings in the current period was also due to a $78,000 decrease in general, administrative and other expense and a $22,000 increase in other income, which were partially offset by a $92,000 decrease in net interest income and a $118,000 increase in the provision for federal income taxes.

                KENTUCKY FIRST BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
December 31, 1997 and 1996 (continued)
---------------------------------------------------------------

Net Interest Income
-------------------

Net interest income decreased by $92,000, or 5.9%, for the six months ended December 31, 1997, compared to the 1996 period. Interest income on loans increased by $194,000, or 10.4%, due primarily to a $4.0 million, or 8.8%, increase in the weighted-average balance of loans outstanding year to year, coupled with an increase in yield. Interest income on mortgage-backed securities decreased by $67,000, or 9.2%, due primarily to a $2.3 million, or 11.3%, decrease in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $49,000, or 9.4%, due primarily to a decline in the average yields available on short-term deposits.

Interest expense on deposits increased by $128,000, or 11.7%, due primarily to a $3.0 million increase in the weighted-average balance of deposits outstanding, coupled with an increase in the cost of deposits year to year. Interest expense on borrowings increased by $42,000 during the current period, due primarily to a $1.8 million increase in the weighted-average balance of advances outstanding from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $92,000, or 5.9%, to a total of $1.5 million for the six months ended December 31, 1997, as compared to the comparable period in 1996. The interest rate spread amounted to approximately 2.75% and 2.86% during the respective fiscal 1998 and fiscal 1997 periods, while the net interest margin amounted to approximately 3.46% in fiscal 1998 and 3.73% in fiscal 1997.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded an $18,000 provision for losses on loans during the six month period ended December 31, 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $22,000, or 28.2%, for the six months ended December 31, 1997, compared to the same period in 1996, due primarily to a $16,000 gain on investment securities transactions, coupled with an increase in service charges and fees on loans and deposits.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $429,000, or 33.2%, during the six month period ended December 31, 1997, compared to the same period in 1996. This decrease resulted primarily from the $351,000 charge recorded in the first quarter of fiscal 1997 attendant to the aforementioned SAIF recapitalization.

                KENTUCKY FIRST BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
December 31, 1997 and 1996 (continued)
=--------------------------------------------------------------

General, Administrative and Other Expense (continued)
-----------------------------------------

Additionally, the decrease in general, administrative and other expense resulted from a $41,000, or 70.7%, decrease in federal deposit insurance premiums and a $70,000, or 25.8%, decrease in other expense, which were partially offset by a $14,000, or 2.8%, increase in employee compensation and benefits, an $8,000, or 12.3%, increase in occupancy and equipment and an $11,000, or 21.2%, increase in data processing.

The decrease in federal deposit insurance premiums resulted from the decline in premium rates following the recapitalization of the SAIF. The decline in other operating expense reflects the absence of professional fees incurred in the 1996 period related to the Corporation's return of capital distribution in November 1996.

Federal Income Taxes
--------------------

The provision for federal income taxes increased by $118,000, or 124.2%, for the six month period ended December 31, 1997, as compared to the same period in 1996. This increase resulted primarily from the increase in net earnings before taxes of $349,000, or 103.3%. The effective tax rates were 31.0% and 28.1% for the six month periods ended December 31, 1997 and 1996, respectively.

Comparison of Operating Results for the Three Month Periods
Ended December 31, 1997 and 1996
-----------------------------------------------------------

General
-------

Net earnings amounted to $207,000 for the three months ended December 31, 1997, a decrease of $21,000, or 9.2%, from the $228,000 of net earnings reported for the same period in 1996. The decrease in earnings resulted primarily from a $40,000 decline in net interest income, which was partially offset by a $4,000 increase in other income, a $15,000 decrease in general, administrative and other expense and a $6,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income totaled $728,000 for the three months ended December 31, 1997, a decrease of $40,000, or 5.2%, compared to the 1996 period. Interest income on loans increased by $78,000, or 8.2%, due primarily to a $3.0 million increase in the weighted-average balance of loans outstanding year to year, coupled with an increase in yield. Interest income on mortgage-backed securities decreased by $38,000, or 10.5%, due primarily to a $2.5 million decrease in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $29,000, or 11.5%, due primarily to a decrease in the weighted-average balances outstanding.

                KENTUCKY FIRST BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Three Month Periods
Ended December 31, 1997 and 1996 (continued)
-----------------------------------------------------------

Net Interest Income (continued)
-------------------

Interest expense on deposits increased by $57,000, or 10.3%, due primarily to a $2.7 million increase in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $6,000 during the current period, due primarily to a $1.0 million decrease in the weighted-average balance of advances from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $40,000, or 5.2%, to a total of $728,000 for the three months ended December 31, 1997. The interest rate spread decreased to approximately 2.74% from 2.81% during the respective 1997 and 1996 quarters, while the net interest margin amounted to approximately 3.45% in 1997, as compared to 3.65% in 1996.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $10,000 provision for losses on loans during the three month period ended December 31, 1997, as compared to a $4,000 provision recorded during the three months ended December 31, 1996. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $4,000, or 9.8%, for the three months ended December 31, 1997, compared to the same period in 1996, due primarily to a $5,000 gain on investment securities transactions.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $15,000, or 3.1%, for the three months ended December 31, 1997, as compared to the same period in 1996. The decrease resulted primarily from a $21,000, or 72.4%, decrease in federal deposit insurance premiums.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $6,000, or 6.3%, for the three month period ended December 31, 1997, as compared to the same period in 1996. This decrease resulted primarily from a $27,000, or 8.4%, decrease in net earnings before taxes. The effective tax rates were 30.1% and 29.4% for the three month periods ended December 31, 1997 and 1996, respectively.

                KENTUCKY FIRST BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Three Month Periods
Ended December 31, 1997 and 1996 (continued)
-----------------------------------------------------------

Other Matters
-------------

As with all providers of financial services, the Savings Bank's operations are heavily dependent on information technology systems. The Savings Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Savings Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Savings Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, the Savings Bank has not identified any specific expenses that are reasonably likely to be incurred by the Savings Bank in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, the Savings Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Savings Bank's primary market area. Because the Savings Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Savings Bank's primary market area is not significantly dependent upon one employer or industry, the Savings Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

PAGE>
            KENTUCKY FIRST BANCORP, INC.

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

          Not applicable


ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On November 5, 1997, the Annual Meeting of the
          Corporation's Shareholders was held. Three directors nominated were elected to terms expiring in 2000 by the following votes:

          Luther O. Beckett
              For:  1,148,850         Withheld:  3,722

          Diane Ritchie
              For:  1,147,972         Withheld:  4,600

          John Swinford
              For:  1,149,612         Withheld:  2,960


ITEM 5.   Other Information
          -----------------

          None

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibit 27:    Financial Data Schedule for the six
                         month ended December 31, 1997.
                         (EDGAR Only)

          Reports on Form 8-K: None

                   KENTUCKY FIRST BANCORP, INC.

                           SIGNATURES
                           ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 11, 1998    By:  /s/Betty J. Long
                                -------------------------
                                Betty J. Long
                                President and Chief
                                Executive Officer



Date: February 11, 1998    By:  /s/Robbie Cox
                                -------------------------
                                Robbie Cox
                                Chief Financial Officer