Form 10QSB
period 1998-03-31
KENTUCKY FIRST BANCORP INC
filed 1998-05-15
CIK 943891

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998
                                       --------------
                               OR

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

As of April 28, 1998, the latest practicable date, 1,241,105 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

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

ITEM 1  FINANCIAL STATEMENTS

                       KENTUCKY FIRST BANCORP, INC.

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                     March 31,     June 30,
                                                      1998           1997
                                                    ---------     ----------
     ASSETS
Cash and due from banks                              $     421  $     505
Interest-bearing deposits in other
  financial institutions                                   557        762
                                                       -------    -------
     Cash and cash equivalents                             978      1,267

Investment securities available for sale -
  at market                                              2,851      2,202
Investment securities - at amortized cost,
  approximate market value of $6,378 and
  $11,589 as of March 31, 1998 and June 30, 1997         6,336     11,733
Mortgage-backed securities available for sale -
  at market                                              3,134      3,348
Mortgage-backed securities - at cost,
  approximate market value of $15,731 and $17,483
  as of March 31, 1998 and June 30, 1997                15,774     17,822
Loans receivable - net                                  49,268     48,920
Office premises and equipment - at depreciated cost      1,369      1,397
Federal Home Loan Bank stock - at cost                   1,110      1,052
Accrued interest receivable                                405        574
Prepaid expenses and other assets                          451        415
Prepaid federal income taxes                                42         32
Deferred federal income tax assets                          82         94
                                                       -------    -------
     Total assets                                      $81,800    $88,856
                                                       =======    =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                               $56,219    $55,443
Advances from the Federal Home Loan Bank                10,764     17,970
Accrued interest payable                                   121        148
Other liabilities                                          762        568
                                                       -------    -------
     Total liabilities                                  67,866     74,129

Shareholders' equity
  Preferred stock - authorized 500,000 shares of
    $.01 par value; no shares issued                         -          -
  Common stock, authorized 3,000,000 shares of
    $.01 par value; 1,388,625 shares issued                 14         14
  Additional paid-in capital                             9,213      9,220
  Retained earnings - restricted                         8,090      7,825
  Less shares acquired by stock benefit plans           (1,509)    (1,509)
  Less 149,020 and 69,431 shares of treasury stock
    - at cost                                           (1,901)      (818)
  Unrealized gains (losses) on securities
    designated as available for sale,
    net of related tax effects                              27        (5)
                                                       -------    -------
     Total shareholders' equity                         13,934     14,727
                                                       -------    -------
     Total liabilities and shareholders' equity        $81,800    $88,856
                                                       =======    =======

                    KENTUCKY FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS

                  (In thousands, except share data)

                                         NINE MONTHS ENDED        THREE MONTHS ENDED
                                              MARCH 31,                MARCH 31,
                                         ---------------------    --------------------
                                            1998        1997        1998        1997
                                         ----------  ---------    --------    --------
Interest income
  Loans                                  $3,083       $2,849      $1,024       $   984
  Mortgage-backed securities                980        1,088         316           357
  Investment securities                     609          710         186           224
  Interest-bearing deposits and other        72           60          24            26
                                         ------       ------      ------       -------
      Total interest income               4,744        4,707       1,550         1,591

Interest expense
  Deposits                                1,837        1,669         613           573
  Borrowings                                697          721         194           260
                                         ------       ------      ------       -------
     Total interest expense               2,534        2,390         807           833
                                         ------       ------      ------       -------
     Net interest income                  2,210        2,317         743           758

Provision for losses on loans                25           11           7             3
                                         ------       ------      ------       -------
     Net interest income after
       provision for losses on loans      2,185        2,306         736           755

Other income
  Gain on investment securities
    transactions                             16            -           -             -
  Service charges                            96           81          31            26
  Other operating                            31           34          12            11
                                         ------       ------      ------       -------
     Total other income                     143          115          43            37

General, administrative and other
  expense
  Employee compensation and benefits        745          727         237           233
  Occupancy and equipment                   110          102          37            37
  Federal deposit insurance premiums         26          411           9             2
  Data processing                            96           80          33            28
  Other operating                           298          391          97           120
                                         ------       ------      ------       -------
     Total general, administrative and
       other expense                      1,275        1,711         413           420
                                         ------       ------      ------       -------
     Earnings before income taxes         1,053          710         366           372

Federal income taxes
  Current                                   337         262          154           117
  Deferred                                   (4)        (53)         (34)           (3)
                                         ------       ------      ------       -------
     Total federal income taxes             333         209          120           114
                                         ------       ------      ------       -------
     NET EARNINGS                        $  720       $  501      $  246       $   258
                                         ======       ======      ======       =======
     EARNINGS PER SHARE
       Basic                             $  .60       $  .39      $  .21       $   .20
                                         ======       ======      ======       =======
       Diluted                           $  .58       $  .38      $  .20       $   .20
                                         ======       ======      ======       =======

                                  4

                    KENTUCKY FIRST BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended March 31,
                           (In thousands)

                                                             1998          1997
Cash flows from operating activities:
  Net earnings for the period                               $  720    $     501
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net         (31)         (10)
    Amortization of deferred loan origination fees             (22)         (45)
    Depreciation and amortization                               41           38
    Provision for losses on loans                               25           11
    Gain on investment securities transactions                 (16)           -
    Federal Home Loan Bank stock dividends                     (58)         (48)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                              169           87
      Prepaid expenses and other assets                        (36)         (83)
      Accrued interest payable                                 (27)          86
      Other liabilities                                        194          211
      Federal income taxes
        Current                                                (10)         (73)
        Deferred                                                (4)         (53)
                                                          --------     --------
     Net cash provided by operating activities                 945          622

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities            6,463        2,144
  Proceeds from sale of investment securities                  155            -
  Purchase of investment securities designated as held
     to maturity                                                 -         (702)
  Purchase of investment securities designated as
     available for sale                                     (1,810)           -
  Principal repayments on mortgage-backed securities         2,297        1,704
  Loan principal repayments                                  8,175        8,667
  Loan disbursements                                        (8,526)     (14,452)
  Purchase of office premises and equipment                    (13)         (12)
  Purchase of Federal Home Loan Bank stock                       -         (248)
                                                          --------     --------
     Net cash provided by (used in) investing activities     6,741       (2,899)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                     776        2,788
  Proceeds from Federal Home Loan Bank advances             17,400       11,750
  Repayment of Federal Home Loan Bank advances             (24,606)      (7,206)
  Purchase of treasury stock                                (1,124)        (818)
  Proceeds from notes payable                                    -        2,000
  Repayment of notes payable                                     -       (2,000)
  Proceeds from exercise of stock options                       34            -
  Dividends on common stock                                   (455)      (4,640)
                                                          --------     --------
     Net cash provided by (used in) financing activities    (7,975)       1,874
                                                          --------     --------
Net decrease in cash and cash equivalents                     (289)        (403)

Cash and cash equivalents at beginning of period             1,267        1,526
                                                          --------     --------
Cash and cash equivalents at end of period                $    978     $  1,123
                                                          ========     ========

                    KENTUCKY FIRST BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

              For the nine months ended March 31,


                                                            1998         1997
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                    $  356         $  336
                                                           ======         ======
   Interest on deposits and borrowings                     $2,561         $2,304
                                                           ======         ======
Supplemental disclosure of noncash investing activities:
 Unrealized gains on securities designated as available
    for sale, net of related tax effects                   $   32         $   27
                                                           ======         ======

             KENTUCKY FIRST BANCORP, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended March 31, 1998 and 1997

1.   Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank of Cynthiana (the "Savings Bank"). All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Pursuant to SFAS No. 128, basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 92,574 unallocated ESOP shares, totaled 1,201,948 and 1,179,002, respectively, for the nine and three month periods ended March 31, 1998. Weighted-average common shares deemed outstanding, which gives effect to 101,832 unallocated ESOP shares, totaled 1,280,598 and 1,267,932 for the nine and three month periods ended March 31, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,249,791 and 1,230,924 for the nine and three month periods ended March 31, 1998, respectively, and 1,304,378 and 1,295,417 for the nine and three month periods ended March 31, 1997, respectively.

4. Effects of Recent Accounting Pronouncements
   -------------------------------------------

In June 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more

             KENTUCKY FIRST BANCORP, INC.

   For the three and nine months ended March 31, 1998 and 1997


4. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

             KENTUCKY FIRST BANCORP, INC.

  For the three and nine months ended March 31, 1998 and 1997

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of certain recent accounting pronouncements and the Corporation's projected effects related to the year 2000 compliance issue.

Discussion of Financial Condition Changes from June 30, 1997 to
March 31, 1998
---------------------------------------------------------------

At March 31, 1998, the Corporation's consolidated total assets amounted to $81.8 million, a decrease of $7.1 million, or 7.9%, from the total at June 30, 1997. The decrease in assets resulted primarily from a decrease of $7.2 million in advances from the Federal Home Loan Bank and a decline in shareholders' equity of $793,000, which were partially offset by an increase in deposits of $776,000.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $5.0 million over the nine month period, to a total of $10.2 million at March 31, 1998. Investment securities totaling $6.5 million matured during the period and were partially offset by purchases of $1.8 million. Mortgage-backed securities totaled $18.9 million at March 31, 1998, a decrease of $2.3 million, or 10.7% from June 30, 1997 levels. The decrease resulted primarily from principal repayments of $2.3 million during the period. Excess liquid assets and proceeds from maturities of investment and mortgage-backed securities were partially used to fund repayments of Federal Home Loan Bank advances. Regulatory liquidity amounted to 8.0%, at March 31, 1998.

Loans receivable increased by $348,000, or .7%, during the nine month period, to a total of $49.3 million at March 31, 1998. Loan disbursements amounted to $8.5 million and were partially offset by principal repayments of $8.2 million. The growth in the loan portfolio consisted primarily of one- to four-family residential fixed-rate loans. The allowance for loan losses totaled $379,000 at March 31, 1998, as compared to $372,000 at June 30, 1997. Nonperforming loans totaled $144,000 at March 31, 1998, as compared to $59,000 at June 30, 1997. The allowance for loan losses represented 263% of nonperforming loans as of March 31, 1998 and 631% at June 30, 1997. Although management believes that its allowance for loan losses at March 31, 1998 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $56.2 million at March 31, 1998, an increase of $776,000, or 1.4%, over June 30, 1997 levels. During the current period, management has not attempted to match premium deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

                KENTUCKY FIRST BANCORP, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
March 31, 1998 (continued)
---------------------------------------------------------------

Advances from the Federal Home Loan Bank totaled $10.8 million at March 31, 1998, a decrease of $7.2 million, or 40.1%, from the total at June 30, 1997, as proceeds from maturities of investment and mortgage-backed securities were utilized to repay such advances.

The Corporation's shareholders' equity amounted to $13.9 million at March 31, 1998, a decrease of $793,000, or 5.4%, from June 30, 1997 levels. The decrease resulted primarily from dividends paid on common stock totaling $455,000 and purchases of treasury stock totaling $1.1 million, which were partially offset by 1998 period net earnings of $720,000 and a $32,000 increase in unrealized gains on securities designated as available for sale.

The Savings Bank is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 4% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.

At March 31, 1998, the Savings Bank's tangible and core capital totaled $11.8 million, or 14.4%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.2 million and $3.3 million by $10.6 million and $8.5 million, respectively. The Savings Bank's risk-based capital of $12.2 million, or 26.1% of risk-weighted assets, exceeded the current 8% requirement by $8.4 million.


Comparison of Operating Results for the Nine Month Periods Ended
March 31, 1998 and 1997
----------------------------------------------------------------

General
-------

Net earnings amounted to $720,000 for the nine months ended March 31, 1998, an increase of $219,000, or 43.7%, over the $501,000 of net earnings reported for the same period in 1997. Net earnings during the fiscal 1997 period reflected a $351,000 one-time special assessment recorded in the first quarter of fiscal 1997 to recapitalize the Savings Association Insurance Fund ("SAIF"). The increase in net earnings in the current period was also due to an $85,000 decrease in general, administrative and other expense and a $28,000 increase in other income, which were partially offset by a $107,000 decrease in net interest income and a $124,000 increase in the provision for federal income taxes.

                 KENTUCKY FIRST BANCORP, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended
March 31, 1998 and 1997 (continued)
----------------------------------------------------------------

Net Interest Income
-------------------

Net interest income decreased by $107,000, or 4.6%, for the nine months ended March 31, 1998, compared to the 1997 period. Interest income on loans increased by $234,000, or 8.2%, due primarily to a $3.1 million, or 6.7%, increase in the weighted-average balance of loans outstanding year to year, coupled with an increase in yield. Interest income on mortgage-backed securities decreased by $108,000, or 9.9%, due primarily to a $2.4 million, or 10.6%, decrease in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $89,000, or 11.6%, due primarily to a decline in the average yields available on short-term deposits.

Interest expense on deposits increased by $168,000, or 10.1%, due primarily to a $2.7 million, or 5.1%, increase in the weighted-average balance of deposits outstanding, coupled with an increase in the cost of deposits year to year. Interest expense on borrowings decreased by $24,000 during the current period, due primarily to a $720,000 decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $107,000, or 4.6%, to a total of $2.2 million for the nine months ended March 31, 1998, as compared to the comparable period in 1997. The interest rate spread amounted to approximately 2.82% and 2.85% during the respective fiscal 1998 and 1997 nine month periods, while the net interest margin amounted to approximately 3.53% in fiscal 1998 and 3.66% in fiscal 1997.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $25,000 provision for losses on loans during the nine month period ended March 31, 1998, compared to an $11,000 provision for the comparable period in 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $28,000, or 24.3%, for the nine months ended March 31, 1998, compared to the same period in 1997, due primarily to a $16,000 gain on investment securities transactions, coupled with a $15,000, or 18.5%, increase in service charges and fees on loans and deposits.

                  KENTUCKY FIRST BANCORP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended
March 31, 1998 and 1997 (continued)
----------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $436,000, or 25.5%, during the nine month period ended March 31, 1998, compared to the same period in 1997. This decrease resulted primarily from the $351,000 charge recorded in the first quarter of fiscal 1997 attendant to the aforementioned SAIF recapitalization.

Additionally, the decrease in general, administrative and other expense resulted from a $34,000, or 56.7%, decrease in federal deposit insurance premiums and a $93,000, or 23.8%, decrease in other expense, which were partially offset by an $18,000, or 2.5%, increase in employee compensation and benefits, an $8,000, or 7.8%, increase in occupancy and equipment and a $16,000, or 20.0%, increase in data processing.

The decrease in federal deposit insurance premiums resulted from the decline in premium rates following the recapitalization of the SAIF. The decline in other operating expense reflects the absence of professional costs related to the Corporation's return of capital distribution paid in November 1996.

Federal Income Taxes
--------------------

The provision for federal income taxes increased by $124,000, or 59.3%, for the nine month period ended March 31, 1998, as compared to the same period in 1997. This increase resulted primarily from the increase in net earnings before taxes of $343,000, or 48.3%. The effective tax rates were 31.6% and 29.4% for the nine month periods ended March 31, 1998 and 1997, respectively.


Comparison of Operating Results for the Three Month Periods
Ended March 31, 1998 and 1997
-----------------------------------------------------------

General
-------

Net earnings amounted to $246,000 for the three months ended March 31, 1998, a decrease of $12,000, or 4.7%, from the $258,000 of net earnings reported for the same period in 1997. The decrease in earnings resulted primarily from a $15,000 decline in net interest income and a $6,000 increase in the provision for federal income taxes, which were partially offset by a $6,000 increase in other income and a $7,000 decrease in general, administrative and other expense.

               KENTUCKY FIRST BANCORP, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Three Month Periods
Ended March 31, 1998 and 1997 (continued)
-----------------------------------------------------------

Net Interest Income
-------------------

Net interest income totaled $743,000 for the three months ended March 31, 1998, a decrease of $15,000, or 2.0%, compared to the 1997 period. Interest income on loans increased by $40,000, or 4.1%, due primarily to a $1.2 million increase in the weighted-average balance of loans outstanding year to year, coupled with an increase in yield. Interest income on mortgage-backed securities decreased by $41,000, or 11.5%, due primarily to a $2.5 million decrease in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $40,000, or 16.0%, due primarily to a decrease in the weighted-average balances outstanding.

Interest expense on deposits increased by $40,000, or 7.0%, due primarily to a $993,000 increase in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $66,000, or 25.4%, during the current period, due primarily to an approximate $3.9 million decrease in the weighted-average balance of advances from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $15,000, or 2.0%, for the three months ended March 31, 1998, as compared to the comparable quarter in 1997. The interest rate spread amounted to approximately 3.00% and 2.85% during the respective 1998 and 1997 quarters, while the net interest margin amounted to approximately 3.68% in 1998, as compared to 3.54% in 1997.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $7,500 provision for losses on loans during the three month period ended March 31, 1998, as compared to a $3,000 provision recorded during the three months ended March 31, 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $6,000, or 16.2%, for the three months ended March 31, 1998, compared to the same period in 1997, due primarily to a $5,000 increase in service charges and fees on loan and deposit accounts.

                  KENTUCKY FIRST BANCORP, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Three Month Periods
Ended March 31, 1998 and 1997 (continued)
-----------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $7,000, or 1.7%, for the three months ended March 31, 1998, as compared to the same period in 1997. The decrease resulted primarily from a $23,000, or 19.2%, decrease in other operating expenses, which was partially offset by a $4,000, or 1.7%, increase in employee compensation and benefits, a $7,000 increase in federal deposit insurance premiums and a $5,000, or 17.9%, increase in data processing.

Federal Income Taxes
--------------------

The provision for federal income taxes increased by $6,000, or 5.3%, for the three month period ended March 31, 1998, as compared to the same period in 1997. The effective tax rates were 32.8% and 30.6% for the three month periods ended March 31, 1998 and 1997, respectively.

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

          None

ITEM 5.   Other Information
          -----------------

          None

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibit 27.1   Financial Data Schedule for the nine
                         months ended March 31, 1998.

          Exhibit 27.2   Restated Financial Data Schedule for
                         the nine months ended March 31, 1997.

          Reports on
           Form 8-K:     None

                   KENTUCKY FIRST BANCORP, INC.

                           SIGNATURES
                           ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 1998         By:  /s/Betty J. Long
                                -------------------------
                                Betty J. Long
                                President and Chief
                                Executive Officer



Date: May 14, 1998         By:  /s/Robbie Cox
                                -------------------------
                                Robbie Cox
                                Chief Financial Officer