Form 10KSB
period 1998-06-30
KENTUCKY FIRST BANCORP INC
filed 1998-09-25
CIK 943891

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              --------------------
(Mark One)                       FORM 10-KSB
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998


[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                          Commission File No. 1-13904
                                              -------

                          KENTUCKY FIRST BANCORP, INC.
         --------------------------------------------------------------
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          Delaware                                    61-1281483
---------------------------------                 --------------------
  (State or other jurisdiction                     (I.R.S. employer
of incorporation or organization)                  identification no.)

306 North Main Street, Cynthiana, Kentucky            41031-1210
-----------------------------------------------   -------------------
(Address of principal executive offices)               (Zip Code)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (606) 234-1440

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
COMMON STOCK, PAR VALUE $.01 PER SHARE           AMERICAN STOCK EXCHANGE
--------------------------------------        -----------------------------
       (Title of Class)                       (Name of Exchange on Which
                                                              Registered)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 NOT APPLICABLE

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No _______
                                                    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended June 30, 1998:  $6,423,000

As of September 10, 1998, the aggregate market value of the 1,004,664 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $13,939,713 based on the closing sales price of $13.875 per share of the registrant's Common Stock on September 10, 1998 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 10, 1998:
1,212,005

Transitional Small Business Disclosure Format   Yes ________     No    X
                                                                    -------

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     The Company. Kentucky First Bancorp, Inc. (the "Company"), a Delaware corporation, was organized at the direction of the Board of Directors of First Federal Savings Bank, Cynthiana, Kentucky ("First Federal" or the "Bank") in April 1995 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed August 28, 1995, with the Company issuing 1,388,625 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, cash and investment securities and a note receivable from the ESOP. The Company's principal business is the business of the Bank.
At June 30, 1998, the Company had total assets of $82.0 million, deposits of $56.6 million, net loans receivable of $48.8 million and shareholders' equity of $14.4 million.

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

     The economy in the Bank's market area is based on a mixture of manufacturing and agriculture. Other employment is provided by a variety of professionals, service employers, manufacturing industries, wholesale/retail trade employers including 3M, Grede Perm Cast (a division of Grede Foundries), Bullard Manufacturing, Bundy Tubing, Southland Container Concept Packaging Group, Trinity Industries, TR Technologies, FICO and SNAPCO. The Licking Valley Center of Maysville Community College is also located in Cynthiana with an enrollment of approximately 300 students.

     According to the US Bureau of Labor Statistics, the unemployment rate in Harrison County as of June 30, 1998 was 3.4% as compared to 4.5% for the Commonwealth of Kentucky.

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

     At June 30, 1998, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.9 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $1.6 million.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1998, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                     At June 30,
                                                          ----------------------------------
                                                                1998              1997
                                                          ----------------  ----------------
                                                          Amount      %     Amount      %
                                                          -------  -------  -------  -------
                                                                (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
  One- to four-family residential and construction (1)..  $27,827   56.18%  $27,052   54.56%
  Multi-family residential..............................    5,332   10.75     5,972   12.04
  Agricultural..........................................    5,631   11.37     5,726   11.55
  Commercial............................................    6,276   12.67     5,829   11.75
                                                          -------  ------   -------  ------
     Total real estate loans............................   45,066   90.97    44,579   89.90

Commercial loans........................................      915    1.85     1,069    2.16
Agricultural operating loans............................      908    1.83     1,025    2.06

Consumer loans:
  Automobiles...........................................      373     .75       296     .60
  Mobile home...........................................      150     .30       196     .40
  Savings account.......................................    1,043    2.11       947    1.91
  Other.................................................    1,073    2.19     1,471    2.97
                                                          -------  ------   -------  ------
     Total consumer loans...............................    2,639    5.35     2,910    5.88
                                                          -------  ------   -------  ------
     Total loans........................................   49,528  100.00%   49,583  100.00%
                                                                   ======            ======

Less:
  Loans in process......................................      232               143
  Deferred loan fees....................................       86                94
  Unearned discount.....................................       25                54
  Allowance for loan losses.............................      384               372
                                                          -------           -------
     Loans receivable, net..............................  $48,801           $48,920
                                                          =======           =======

__________________________
(1) At June 30, 1998, constructions loans amounted to $1.2 million and represented 2.5% of total gross loans.

     Loan Maturity Schedule. The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                          Due Within      Due 1-5
                            1 Year         Years           Due After 5
                            After         After            Years After
                           6/30/98        6/30/98            6/30/98     Total
                          --------       --------           --------    -------
                                       (In thousands)
Real estate mortgage..    $    615       $  2,150          $ 42,301     $45,066
Consumer..............       2,305            276                58       2,639
Commercial............       1,821              2                --       1,823
                          --------       --------          --------     -------
     Total............    $  4,741       $  2,428          $ 42,359     $49,528
                          ========       ========          ========     =======

          The following table sets forth at June 30, 1998, the dollar amount of all loans due one year or more after June 30, 1998 which have (i) predetermined interest rates and (ii) floating or adjustable interest rates.

                                  Predetermined         Floating or
                                      Rates          Adjustable Rates
                                  -------------      ----------------
                                          (In thousands)

          Real estate mortgage..        $25,485           $18,966
          Consumer..............            334                --
          Commercial............              2                --
                                        -------           -------
            Total...............        $25,821           $18,966
                                        =======           =======

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

          One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At June 30, 1998, $27.8 million, or 56.2% of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties primarily located in the Bank's market area.

          The Bank originates both fixed rate and adjustable rate mortgage loans ("ARMs") with terms of up to 30 years. In late March 1995, the Bank changed the index used to the weekly average yield on U.S. Treasury Securities adjusted to a Constant Maturity of One Year. The interest rates on these mortgages are adjusted annually with a limitation of two percentage points per adjustment and six percentage points over the life of the loan. The minimum rate on such loans is 5%. Prior to March 1995, some of First Federal's adjustable rate loans were indexed to the National Monthly cost of funds rate to SAIF-Insured Institutions.

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

          Multi-family and Commercial Real Estate Loans. The Bank has been active in the origination and purchase of loans secured by commercial real estate and multi-family properties. At June 30, 1998, multi-family and commercial real estate loans totaled $5.3 million and $6.3 million, respectively, and represented 10.8% and 12.7%, respectively, of the Bank's gross loan portfolio.

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

          The Bank's multi-family real estate loans consist primarily of loans secured by apartment buildings which are primarily located in the Bank's market area. Generally, these apartment buildings are small with an average of eight to twelve units. The Bank's largest multi-family property loan amounted to $724,000 at June 30, 1998 and was secured by 10 triplex/duplex units.

          The Bank's commercial real estate portfolio consists of loans secured by office buildings, nursing homes, warehouse properties and churches. The Bank's largest commercial real estate loan is secured by a nursing home located in Butler, Kentucky. Such loan had a balance of $631,000 at June 30, 1998.

          Multi-family and commercial real estate lending entails significant additional risks as compared to one-to four-family residential lending. Such loans typically involve large loans to single borrowers or related borrowers.
At June 30, 1998, the average size of the Bank's multi-family and commercial real estate loans was $151,000 as compared to the average size of residential real estate loans which was $41,000. Such loans also involve a greater repayment risk as repayment is typically dependent on the successful operation of the project such that the income generated by the project is sufficient to cover operating expenses and debt service, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. In addition, commercial real estate is more likely to be subject to some form of environmental contamination. The Bank is now pricing multi-family and commercial loans it originates 60 to 100 basis points above the single-family loan rate to compensate the Bank for these additional risks.

          Construction Loans. First Federal engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties. Such loans convert to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At June 30, 1998, the Bank's loan portfolio included $1.2 million of loans secured by properties under construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in three increments as construction progresses and as inspections warrant. Construction/permanent loans may have either an adjustable or fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months. Interest is billed monthly during the construction phase. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

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

          The Bank makes a limited number of construction loans to contractors to finance the construction of residential properties on a speculative basis. The largest such loan had an outstanding balance of $571,000 as of June 30, 1998 and was secured by seven single family homes with an aggregate appraised value of $784,000. Terms of such loans provide that the Bank receives sufficient proceeds from the sale of individual properties in the project to satisfy the mortgage on that particular property. Certain of these construction loans were originated by an outside broker and purchased by the Bank. The broker continues to service the loans for the Bank including performing inspections and authorizing all draws under the construction loan.

          The Bank also makes a limited number of construction loans to finance the construction of commercial and multi-family real estate.

          Consumer Loans. The consumer loans originated by the Bank include automobile loans, savings account loans and unsecured loans. The Bank's loan portfolio includes loans secured by mobile homes although the Bank no longer originates such loans. The Bank's automobile loans are generally underwritten in amounts up to 80% of the lesser of the purchase price of the automobile or the loan value as published by the National Automobile Dealers Association. The terms of such loans do not exceed 60 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy. The Bank makes savings account loans for terms of up to the lesser of six months or the maturity date of the certificate, securing the loan for up to 100% of the face amount of the certificate or the balance in the savings account. The interest rate charged on these loans is normally two percentage points above the rate paid on the certificate account and the account must be pledged as collateral to secure the loan. At June 30, 1998, the Bank's consumer loans totaled $2.6 million, or 5.4% of the Bank's gross loan portfolio.

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

          Agricultural Loans. The Bank originates agricultural loans both for the purchase or refinance of agriculture-related real estate and for operating purposes. At June 30, 1998, the Bank had $5.6 million in agricultural real estate loans, or 11.7% of its gross loan portfolio, and $908,000 in agricultural operating loans, or 1.8% of the Bank's gross loan portfolio.

          Agricultural real estate loans are primarily secured by first liens on farmland or buildings thereon located in the Bank's market area. Loans are generally underwritten in amounts of up to 65% of the lesser of the appraised value or the fair market value of the property on loans secured by farm land and 80% of the lesser of the appraised or fair market value on loans secured by farm buildings. Such loans may be underwritten on either a fixed rate or an adjustable rate basis with a term of up to 30 years. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property.
The average size of an agricultural real estate loan originated by the Bank is approximately $52,000.

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

          Commercial Loans. The Bank originates a limited amount of commercial loans to small and medium sized businesses located in its market area. At June 30, 1998, the Bank's commercial business loans amounted to $915,000, or 1.9% of the Bank's gross loan portfolio.

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

          Upon receipt of a loan application from a prospective borrower, a credit report and employment and other verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent, state certified, appraiser approved by the Bank's Board of Directors for loans in excess of $100,000. For loans of $100,000 and less, as circumstances warrant, an evaluation may be performed by the Executive Committee of the Bank's Board of Directors. Typically, an independent appraiser is utilized.

          All one- to four-family mortgage loans in excess of $125,000 are subject to the approval of a majority of the Bank's Board of Directors. Loans on this type of property in an amount of $125,000 or less may be approved by a Bank loan officer. Approval authority limits for each loan officer are determined by the Bank's Board of Directors for each type of loan.

          Commercial real estate loans over $100,000 must be approved by a majority of the Bank's Board of Directors. Loans of $100,000 and less may be approved by a majority of the Executive Committee of the Board of Directors or a loan officer with that approval authority.

          Secured business loans (other than real estate) require the approval of a majority of the Board of Directors for loan amounts in excess of $150,000. Loans in excess of $40,000 up to $150,000 may be approved by a majority of the

Executive Committee. Loans of $40,000 and less may be approved by certain Bank Loan Officers as authorized by the Board of Directors.

          Unsecured loans in an amount exceeding $40,000 must be approved by a majority of the Board of Directors. Loans in excess of $10,000 up to $40,000 may be approved by a majority of the Executive Committee. Loans of $10,000 and less may be approved by certain Bank loan officers as authorized by the Board of Directors.

          Secured consumer loans in excess of $150,000 require the approval of a majority of the Board of Directors. Loans in excess of $40,000 up to $150,000 may be approved by the Executive Committee. Loans of $40,000 and less may be approved by certain Bank loan officers as authorized by the Board of Directors.

          Home equity lines of credit require the approval of a majority of the Board of Directors for loan amounts in excess of $125,000. Loans for $125,000 and less may be approved by a majority of the Executive Committee or certain loan officers as authorized by the Board of Directors.

          Fire and casualty and earthquake insurance, as well as flood insurance, are required for all loans as appropriate, and a title opinion is required for loans secured by real estate.

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

          The Bank purchases loans to supplement its lending activities during periods of low loan demand. The Bank has purchased one- to four-family loans from various institutions and an unaffiliated mortgage broker, located in Lexington, Kentucky. These loans are primarily secured by real estate located in and around Lexington, Kentucky and continue to be serviced by the sellers. In addition, the Bank has purchased whole loans and a limited number of participation interests in a variety of commercial real estate and multi-family real estate loans. These loans are originated by the unaffiliated mortgage broker headquartered in Lexington, Kentucky and are secured by properties which are primarily located in and around Lexington Kentucky. The mortgage broker does not retain any ownership interest in the loans purchased by the Bank, although the broker receives a fee for servicing the loans. As of June 30, 1998, the Bank had purchased from this broker participation interests in four loans with outstanding balances as of that date totaling $1.8 million, or 3.7% of total gross loans and had purchased whole loans totaling $4.1 million, or 8.4% of total gross loans. Thirteen of these loans or participation interests aggregating $3.4 million, or 7.0% of total gross loans at June 30, 1998, were secured by commercial or multi-family real estate. The Bank has also purchased some participation loans from a local financial institution. These participation loans are in an aggregate amount of $1.3 million or 2.7% of total gross loans at June 30, 1998. These participation loans were secured by duplexes and triplexes.

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

          Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. The Bank also makes quarterly inspections of all property securing
delinquent loans.   At June 30, 1998 the Bank had $40,000 and $176,000 in assets classified as special mention and substandard, respectively, $5,000 in assets classified as doubtful, and had no assets classified as loss.

          Included in the balance of substandard loans was a loan to an individual secured by a commercial property which had a balance of $31,000 as of June 30, 1998. Payments on this loan are approximately 17 months delinquent although the Bank has received sporadic payments.

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

          General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. General allowances are included in calculating the Bank's risk-based capital, while specific allowances are not so included. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. As of June 30, 1998, the Bank's allowance for loan losses did not include any specific loss reserves.

          The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                              Year Ended June 30,
                                             ---------------------
                                                1998       1997
                                             ----------  ---------
                                                (In thousands)

Balance at beginning of period.............      $ 372      $ 367
Charge-offs:
  Real estate loans:
    One- to four-family residential........         --         --
    Multi-family residential...............         --         --
    Agricultural...........................         --         --
    Commercial and other...................         --         --
    Construction...........................         --         --
  Commercial loans.........................         --         --
  Agricultural operating loans.............         --         --
  Consumer loans:
    Automobile.............................         --         --
    Savings account........................         --         --
    Other consumer.........................         18         12
                                                 -----      -----
      Total:...............................         18         12
                                                 -----      -----
Recoveries:
    One- to four-family residential........         --         --
    Multi-family residential...............         --         --
    Agricultural...........................         --         --
    Commercial and other...................         --         --
    Construction...........................         --         --
  Commercial loans.........................         --         --
  Agricultural operating loans.............         --         --
  Consumer loans:
    Automobile.............................         --         --
    Savings account........................         --         --
    Other consumer.........................         --          2
                                                 -----      -----
      Total:...............................         --          2
Net charge-offs............................         18         10
                                                 -----      -----
Provision for losses on loans..............         30         15
                                                 -----      -----
Balance at end of period...................      $ 384      $ 372
                                                 =====      =====
Ratio of net charge-offs to average loans
  outstanding during the period............        .04%       .02%
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

                                                                       At June 30,
                                                      ----------------------------------------------
                                                                1998                1997
                                                      ----------------------  ----------------------
                                                                Percent of              Percent of
                                                              Loans in Each           Loans in Each
                                                               Category to             Category to
                                                      Amount   Total Loans    Amount   Total Loans
                                                      ------  --------------  ------  --------------
                                                                  (Dollars in thousands)
Real estate - mortgage:
  One- to four-family residential and construction..    $151          56.17%    $151          53.42%
  Multi-family residential..........................      --          10.76       --          12.04
  Agricultural......................................      --          11.34       --          11.55
  Commercial........................................     176          12.27      176          11.69
Commercial loans....................................       6           1.85        6           3.47
Agricultural operating loans........................      31           1.86       31           2.06
Consumer loans:
  Automobiles.......................................      --           0.75       --           0.59
  Mobile homes......................................      --           0.30       --           0.34
  Savings account...................................      --           2.11       --           1.91
  Other consumer loans..............................      20           2.19        8           2.93
                                                        ----         ------     ----         ------
    Total allowance for loan losses.................    $384         100.00%    $372         100.00%
                                                        ====         ======     ====         ======

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

          The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 114 at the dates indicated. In addition, the Bank had no real estate acquired as a result of foreclosure.

                                                              At June 30,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
                                                         (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real Estate:
    One- to four-family residential and construction..    $  --           $  --
    Multi-family residential..........................       --              --
    Agricultural......................................       --              --
    Commercial........................................       31              34
  Commercial loans....................................       --              --
  Agricultural operating loans........................       --              --
  Consumer............................................       --              --
                                                          -----           -----
     Total............................................       31              34
                                                          -----           -----

Accruing loans which are contractually past due
90 days or more:
  Real estate:
    One- to four-family residential and construction..      104              25
    Multi-family residential..........................       --              --
    Agricultural......................................       --              --
    Commercial........................................       --              --
  Commercial loans....................................       --              --
  Agricultural operating loans........................       --              --
  Consumer............................................        6              --
                                                          -----           -----
     Total............................................      110              25
                                                          -----           -----

Total non-performing loans............................    $ 141           $  59
                                                          =====           =====

Total non-performing loans as a percentage
  of total net loans..................................      .29%            .12%
                                                          =====           =====

Total non-performing assets as a percentage
  of total assets.....................................      .17%            .07%
                                                          =====           =====

-------------------------

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.


     Loans generally are placed on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. During the year ended June 30, 1998, gross interest income of $3,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. Interest income recognized on such loans during the year ended June 30, 1998, totaled approximately $2,323. Accruing loans which were contractually past due 90 days or more at June 30, 1998 totaled $110,000 and consisted primarily of one- to four-family real estate loans at June 30, 1998. See " -- Asset Classification and Allowance for Loan Losses."

     At June 30, 1998, the Bank did not have any loans not classified as on-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

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

     The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. The investment activities of the Bank consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. Government or agencies thereof. The Bank's investment securities include obligations of the Commonwealth of Kentucky and political subdivisions thereof. The Bank generally does not invest in obligations of states other than Kentucky. Such municipal securities are not guaranteed by any third party. The Bank has also invested in structured notes issued by the FHLB, as discussed below. Investment decisions generally are made by the Investment Committee consisting of three directors of the Bank and later ratified by the full Board of Directors.

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

     At June 30, 1998, the Bank had $5.0 million in CMOs and REMICs, which amounted to 6.1% of total assets. All of the CMOs and REMICs owned by the Bank are insured or guaranteed either directly or indirectly through mortgage-backed
securities underlying the obligations of either FNMA or FHLMC.   The CMOs and
REMICs owned by the Bank include both fixed and floating rate instruments.

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

     Mortgage-Backed Securities. The Company also invests in traditional mortgage-backed securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

     The Company's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate mortgage-backed securities. At June 30, 1998, the Bank had $17.9 million in mortgage-backed securities (representing 100% of the Bank's gross mortgage-backed securities portfolio, or 21.8% of total assets), insured or guaranteed by FNMA, FHLMC or GNMA.

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

     The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                                           At June 30,
                                                                      --------------------
                                                                       1998         1997
                                                                      -------     --------
                                                                         (In thousands)
           Investment securities held to maturity:
             U.S. government obligations............................  $    --     $    --
             FHLB obligations.......................................    1,387        4,886
             FHLMC notes............................................    2,115        3,611
             FNMA notes.............................................       --          996
             Municipal obligations..................................    1,660        2,240
                                                                      -------      -------
               Total investment  securities held to maturity........    5,162       11,733
                                                                      -------      -------

           Investment securities available for sale:
             Tennessee Valley Authority bonds.......................       --          153
             FHLB obligations.......................................      994        1,945
             FHLMC notes............................................    1,001           --
             FNMA notes.............................................      501           --
             Municipal obligations..................................    2,111          104
                                                                      -------      -------
               Total investment securities available for sale.......    4,607        2,202
                                                                      -------      -------
                 Total investment securities........................  $ 9,769      $13,935
                                                                      =======      =======

           Mortgage-backed securities held to maturity:
             FHLMC participation certificates.......................  $ 1,287      $ 2,104
             GNMA participation certificates........................    1,527        2,043
             FNMA participation certificates........................   11,866       13,675
                                                                      -------      -------
               Total mortgage-backed securities held
                 to maturity........................................   14,680       17,822
                                                                      -------      -------

           Mortgage-backed securities available for sale:
             FHLMC participation certificates.......................    3,213        3,348
                                                                      -------      -------
               Total mortgage-backed securities available for sale..    3,213        3,348
                                                                      -------      -------

               Total mortgage-backed securities.....................   17,893       21,170

           Interest-earning deposits and certificates...............    1,435          762
                                                                      -------      -------

                 Total investments and mortgage-backed
                   securities:......................................  $29,097      $35,867
                                                                      =======      =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment and mortgage-backed securities, including those designated as available for sale at June 30, 1998.

                                            One Year or Less         One to Five Years        Five to Ten Years
                                           --------------------     -----------------         -----------------
                                           Carrying     Average     Carrying  Average         Carrying   Average
                                            Value       Yield       Value     Yield           Value       Yield
                                           -------      -------     -------   -------         --------   -------
                                                           (Dollars in Thousands)
Investment securities:
U.S. obligations...................      $   --         -- %     $   --        -- %         $   --         --%
  FHLB obligations.................         391       5.52          984      5.62              995       6.55
  FHLMC Notes......................          --         --           --        --            2,115       7.04
  FNMA notes.......................          --         --           --        --              500       6.58
  State and municipal obligations..         135       4.92          434      5.32            1,963       4.72
  Mortgage-backed securities.......           3      11.75          252      6.56            3,336       6.58
  Interest-earning deposits and
    certificates of deposits.......       1,435       5.18           --        --               --         --
                                         ------                  ------                     ------
      Total........................      $1,964                  $1,670                     $8,909
                                         ======                  ======                     ======

                                           More than Ten Years         Total Investment Portfolio
                                          ---------------------       -------------------------------
                                          Carrying     Average         Carrying    Market     Average
                                          Value        Yield           Value       Value       Yield
                                          ---------   --------         ------     ------      -------
                                                              (Dollars in Thousands)
Investment securities:
U.S. obligations...................      $    --          --          $    --         $--        -- %
  FHLB obligations.................           --          --            2,370       2,382      5.99
  FHLMC Notes......................        1,000        7.00            3,115       3,127      7.03
  FNMA notes.......................           --          --              500         501      6.58
  State and municipal obligations..        1,222        5.92            3,754       3,808      5.19
  Mortgage-backed securities.......       14,302        6.78           17,893      18,010      6.74
  Interest-earning deposits and
    certificates of deposits.......           --                        1,435       1,435      5.18
      Total........................      -------                      -------     -------
                                         $16,524                      $29,067     $29,263
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

  Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totaled $2.1 million, or 4.0% of the Bank's total savings portfolio at June 30, 1998. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank was unable to obtain funds from alternative sources. However, First Federal has no brokered funds, nor do these Jumbos represent brokered funds.

  Savings deposits in the Bank as of June 30, 1998 were represented by the various types of savings programs described below.

                                                                      June 30, 1998
Interest    Minimum                                      Minimum       Balance in      Percentage of
 Rate       Term      Category                           Amount        Thousands       Total Savings
---------  ---------  --------                           ---------    ------------    --------------
  2.97%    None       Passbook Savings                     $    50     $ 6,034            10.67%
  0.66     None       Demand Checking                          200         836             1.48
  2.01     None       NOW Accounts                             400       4,511             7.97
  2.10     None       Super NOW Accounts                     1,000       3,264             5.77
  2.94     None       Money Market Deposit Accounts          2,500       2,828             5.00
* 4.05     None       First Money MMDA Accounts             10,000       1,419             2.51
  2.96     None       Christmas Clubs                           --          55              .10

                      Certificates of Deposit
                      -----------------------

* 4.54     91 days    91-day Fixed Term, Fixed Rate          1,000         657             1.16
* 5.06     6 months   6 Month Fixed Term, Fixed Rate         1,000       5,443             9.62
* 5.47     1 year     1 Year, Fixed Term, Fixed Rate         1,000      10,960            19.38
* 5.71     18 months  18 Month Fixed Term, Fixed Rate        1,000       6,756            11.94
* 5.57     18 months  IRA 18 Month Fixed Term, Fixed Rate      500       3,380             5.97
* 5.60     24 months  24 Month "Bump" **                     5,000       2,249             3.98
* 5.38     30 months  30 Month Fixed Term, Fixed Rate        1,000         432              .76
* 5.73     36 months  36 Month Fixed Term, Fixed Rate        1,000       3,066             5.42
* 5.75     36 months  IRA 36 Month Fixed Term, Fixed Rate      500          95              .17
* 5.74     5 years    5 Year Fixed Term, Fixed Rate          1,000       4,082             7.22
* 6.00     5 years    IRA 5 Year, Fixed Term, Fixed Rate       500         499              .88
                                                                       -------           ------
                                                                       $56,566           100.00%
                                                                       =======           ======

-------------------------
*  Represents weighted average interest rate.
** Certificate holder has option at any time during term of certificate to request a one-time increase to then-prevailing 24 month certificate of deposit rate.

     The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                      Year Ended June 30,
                   ----------------------------------------------------------
                       1998                            1997
                   ----------------------------  ----------------------------
                   Interest-Bearing              Interest-Bearing
                      Demand and        Time        Demand and        Time
                   Savings Deposits   Deposits   Savings Deposits   Deposits
                   -----------------  ---------  -----------------  ---------
                                     (Dollars in thousands)
Average balance..       $19,012       $36,468        $19,242         $35,785
Average rate.....          2.53%         5.44%          2.17%           5.20%


     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.

                                            Certificates
     Maturity Period                         of Deposit
     ---------------                        --------------
                                            (In thousands)
     Three months or less................       $  857
     More than three through six months..          360
     More than six through 12 months.....          258
     Over 12 months......................          601
                                                ------
     Total.........................             $2,076
                                                ======

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

     The following table sets forth certain information regarding the Company's FHLB advances and other borrowed money at the dates and for the periods indicated.

                                                       At or for the
                                                    Year Ended June 30,
                                                  ------------------------
                                                     1998           1997
                                                  --------------  --------
                                                    (Dollars in thousands)
Amounts outstanding at end of period:
 FHLB advances..................................      $10,412      $17,970

Weighted average rate paid on:
 FHLB advances..................................         5.85%        5.40%

                                                         For the Year
                                                         Ended June 30,
                                                      --------------------
                                                        1998         1997
                                                      -------      -------
                                                      (Dollars in thousands)
Maximum amount of borrowings outstanding
 at any month end:
 FHLB advances and other borrowed money.........       $18,669     $19,923

                                                            For the Year
                                                           Ended June 30,
                                                      ---------------------
                                                      1998             1997
                                                      -------       -------
                                                      (Dollars in thousands)
Approximate average borrowings outstanding
 with respect to:
 FHLB advances and other borrowed money.........       $14,860      $18,043

Approximate weighted average rate paid on: (1)
 FHLB advances and other borrowed money.........          5.71%        5.27%

__________________
(1) Weighted average computed by dividing total interest paid by average balance outstanding.


     As of June 30, 1998, the Bank had $10.4 million in advances outstanding. Further asset growth may be funded through additional advances.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 1998, the Bank was authorized to invest up to $2.5 million in the stock of or loans to subsidiaries, including the additional 1.0% investment for community inner-city and community development purposes. The Bank has one wholly owned subsidiary:
Cynthiana Service Corporation, a Kentucky corporation, formed for the purpose of holding the Bank's investments in data processing operations. At June 30, 1998, the Bank's total investment in the subsidiary was $15,000. The operations of Cynthiana Service Corporation are not consolidated with the operations of the Bank as the subsidiary's operations were immaterial.

PERFORMANCE RATIOS

     The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                                At or for the
                                                            Year Ended  June 30,
                                                           -----------------------
                                                             1998           1997
                                                           --------       --------

   Return on assets (net earnings divided by
      average total assets)..............................     1.07%        0.86%
   Return on average stockholders' equity (net earnings
      divided by average stockholders' equity)...........     6.35         5.15
   Dividend payout ratio (dividends declared per share
      divided by net earnings per share).................    64.94       583.00   (1)
   Interest rate spread (combined weighted average
      interest rate earned less combined weighted
      average interest rate cost)........................     2.79         2.96
   Ratio of average interest-earning assets to
      average interest-bearing liabilities...............   118.15       116.83
   Ratio of noninterest expense to average total assets..     2.07         2.38

___________

(1) During fiscal 1997 the Company paid a $3.00 per share return of capital distribution.

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

EMPLOYEES

  As of June 30, 1998, the Company had 19 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

  The following sets forth information with respect to the executive officers of the Company who do not serve on the Board of Directors.

                         Age at
                        June 30,
     Name                 1998     Title
     ----               -------    -----

     Russell Brooks       47       Executive Vice President
     Kevin R. Tolle       41       Vice President, Secretary/Treasurer
     Robbie G. Cox        51       Vice President and Financial Officer

     RUSSELL M. BROOKS is Executive Vice President of the Company and the Bank. Mr. Brooks assumed the positions in June, 1998. Prior to joining the Company, he served as Vice President of Kentucky Bank, Paris, Kentucky from 1996 to 1998 and served as Chief Executive Officer of Jessamine First Federal Savings and Loan, Nicholasville, Kentucky from 1989 until its acquisition by Kentucky Bank in 1996. From 1984 to 1989, Mr. Brooks served as Chief Executive Officer of Harlan Federal Savings and Loan.

     KEVIN R. TOLLE is Vice President and Secretary/Treasurer of the Company and Vice President and Secretary of the Bank. Mr. Tolle joined the Bank in 1975 as a teller and was promoted to his current position in 1994. He has served as a mortgage loan officer of the Bank since 1986. He is a member of the New Friendship Baptist Church in Harrison County. He is a past member of the Harrison County Habitat for Humanity, Cynthiana-Harrison County Jaycees, and the Harrison County United Fund Board.

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

     Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.

REGULATION OF THE BANK

     GENERAL. As a federally chartered savings institution, First Federal is subject to extensive regulation by the OTS. The lending activities and other investments of First Federal must comply with various state and federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by SAIF. The Bank must file reports with these agencies describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 1998, First Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1998, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 1998, the Bank's risk-weighted assets were approximately $46.6 million.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1998.

                                                                                Percent of
                                                                    Amount      Assets(1)
                                                                   ---------  --------------
                                                                    (Dollars in Thousands)
           Tangible capital......................................    $12,328         15.1%
           Tangible capital requirement..........................      1,223          1.5
                                                                     -------         ----
             Excess..............................................    $11,105         13.6%
                                                                     =======         ====

           Core capital..........................................    $12,328         15.1%
           Core capital requirement (2)..........................      3,261          4.0
                                                                     -------         ----
             Excess..............................................    $ 9,067         11.1%
                                                                     =======         ====

           Total capital (i.e., core and supplementary capital)..    $12,712         27.3%
           Risk-based capital requirement........................      3,729          8.0
                                                                     -------         ----
             Excess..............................................    $ 8,983         19.3%
                                                                     =======         ====

___________________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.
(2) Reflects the capital requirement which must be satisfied to avoid regulatory restrictions that would be imposed pursuant to prompt corrective action regulations.

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

     The federal banking regulators, including the OTS, generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under these regulations.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1998, approximately 75.9% of the Bank's assets were invested in Qualified Thrift Investments.

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

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of June 1998, was 5.45%.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1998, of $1.1 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1998, the Bank had $10.4 million in advances and other borrowings from the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $47.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

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

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. The Bank is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended June 30, 1998, the amount of such expense for First Federal was $55,000.

ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's two offices at June 30, 1998.

                                           Book Value
                          Year   Owned or  at June 30,   Approximate
                         Opened   Leased      1998      Square Footage
                         ------  --------  -----------  --------------
306 North Main Street     1975    Owned      $239,000        4,278
Cynthiana, Kentucky

100 Ladish Road
Cynthiana, Kentucky       1994    Owned      $887,000        2,500

ITEM 3.   LEGAL PROCEEDINGS.
---------------------------

     Although First Federal, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or First Federal is a party or to which any of its property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1998.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
MATTERS
-------

     The Common Stock began trading under the symbol "KYF" on the American Stock Exchange on August 29, 1995. There are currently 1,212,005 shares of the Common Stock outstanding. The number of registered holders of Common Stock on September 10, 1998 was 359.

     The following table shows the high and low stock prices for the Common Stock and dividends declared on a quarterly basis for the past two fiscal years.

                    Quarter                                  Dividends
                    Ended                  High      Low     Declared
                    -----                  ----      ---     --------
               September 30,1996        $13.6250  $13.6250   $0.125
               December 31, 1996        $11.0000  $10.8750   $3.125(1)
               March 31, 1997           $11.5000  $11.5000   $0.125
               June 30, 1997            $10.7500  $10.6250   $0.125

               September 30, 1997       $14.2500  $10.6250   $0.125
               December 31, 1997        $15.0000  $13.3125   $0.125
               March 31, 1998           $15.0000  $13.7500   $0.125
               June 30, 1998            $16.0000  $14.0000   $0.125

---------------------------
(1) In November 1996, the Company paid a $3.00 per share return of capital distribution.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------------------------------------------------------------------

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

     Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of certain recent accounting pronouncements and the Company's projected effects related to the year 2000 compliance issue.

GENERAL

     The Company's principal business since August 28, 1995 has been that of the Bank. Therefore, this discussion relates primarily to the Bank. Historically, the Bank has functioned as a financial intermediary, attracting deposits from the general public and using such deposits to make and purchase mortgage and other loans and, to a lesser extent, to purchase investment and mortgage-backed securities. As such, its earnings have depended primarily on its net interest income, or "spread," which is the difference between the amount it receives from interest earned on loans and investments ("interest-earning assets") and the amount it pays in interest on its deposits and borrowings ("interest-bearing liabilities"). Results of operations are also dependent upon the level of the Bank's other income, including fee income and service charges and by the level of its general, administrative and other expense, including SAIF deposit insurance premiums, employee compensation and benefits, occupancy and equipment expense and other operating expenses.

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

ASSET/LIABILITY MANAGEMENT

     Net interest income, the primary component of First Federal's net earnings, is determined by the difference, or "spread," between the yield earned on the Bank's interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Key components of a successful asset/liability strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. First Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. Such strategies include the origination and purchase of adjustable-rate mortgage loans secured by one- to four-family residential real estate, multi-family and commercial real estate loans. The Bank's loan pricing strategies are designed to encourage customers to choose adjustable rate, rather than fixed rate, mortgage loans; however, the fixed rates offered have been reduced recently to become more competitive with the rates offered by competitors in the Bank's lending areas.

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

     The following table sets forth the interest rate sensitivity of the Bank's and net portfolio value as of June 30, 1998, in the event of 1%, 2%, 3% and 4% instantaneous and permanent increases and decreases in market interest rates, respectively.

     Change                   Net Portfolio Value                NPV as % of Portfolio Value of Assets
                    --------------------------------------       -------------------------------------
     in Rates       Amount         $ Change       % Change       NPV Ratio         Basis Point Changes
     --------       ------         --------       --------       ---------         -------------------
                                           (Dollars in thousands)
     +400 bp        $ 7,522        $(5,942)          (44)%          9.96%                 (630)  bp
     +300 bp          9,094         (4,370)          (32)          11.75                  (451)  bp
     +200 bp         10,668         (2,796)          (21)          13.45                  (281)  bp
     +100 bp         12,150         (1,314)          (10)          14.98                  (128)  bp
        0 bp         13,464                                        16.26
     -100 bp         14,400            936             7           17.11                    85   bp
     -200 bp         15,215          1,751            13           17.82                   156   bp
     -300 bp         16,376          2,912            22           18.83                   257   bp
     -400 bp         17,737          4,273            32           19.98                   372   bp

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable rate loans in the Bank's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables.

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

                                                                                Year Ended June 30,
                                               -------------------------------------------------------------------------------------
                                                          1998                         1997                         1996
                                               ---------------------------  ---------------------------  ---------------------------
                                                                  Average                      Average                      Average
                                                                   Yield/                       Yield/                       Yield/
                                               Balance  Interest    Cost    Balance  Interest    Cost    Balance  Interest    Cost
                                               -------  --------  --------  -------  --------  --------  -------  --------  --------
                                                                              (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net (1)..................  $49,732    $4,080     8.20%  $49,693    $3,837     7.72%  $42,544    $3,265     7.67%

  Mortgage-backed securities.................   19,509     1,312     6.73    21,161     1,438     6.80    12,094       864     7.14
  Investment securities......................   11,937       746     6.25    12,970       927     7.15    12,421       962     7.74
  Other interest-earning assets..............    1,930        99     5.13     1,547        97     6.27     4,827       266     5.51
                                               -------    ------            -------    ------            -------    ------
    Total interest-earning assets............   83,108     6,237     7.50    85,371     6,299     7.38    71,886     5,357     7.45
Non-interest-earning assets..................    2,482                        3,286                        3,003
                                               -------                      -------                      -------
    Total assets.............................  $85,590                      $88,657                      $74,889
                                               =======                      =======                      =======

Interest-bearing liabilities:
  Deposits...................................  $55,480    $2,467     4.45   $55,027     2,280     4.14   $51,547     2,305     4.47
  Borrowings.................................   14,860       849     5.71    18,043       951     5.27     6,234       316     5.07
                                               -------    ------            -------    ------            -------    ------
     Total interest-bearing liabilities......   70,340     3,316     4.71    73,070     3,231     4.42    57,781     2,621     4.54
                                                          ------   ------              ------   ------              ------   ------
Non-interest-bearing liabilities.............      808                          777                          478
                                               -------                      -------                      -------
     Total liabilities.......................   71,148                       73,847                       58,259
Shareholders' equity.........................   14,442                       14,810                       16,630
                                               -------                      -------                      -------
     Total liabilities and
       shareholders' equity..................  $85,590                      $88,657                      $74,889
                                               =======                      =======                      =======
Net interest income..........................             $2,921                       $3,068                       $2,736
                                                          ======                       ======                       ======
Interest rate spread (2).....................                        2.79%                        2.96%                        2.91%
                                                                   ======                       ======                       ======

Net yield on interest-earning assets (3).....                        3.51%                        3.59%                        3.81%
                                                                   ======                       ======                       ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities.......                      118.15%                      116.83%                      124.41%
                                                                   ======                       ======                       ======

_________________________
(1)  Includes non-accrual loans.
(2) Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Represents net interest income as a percentage of the average balance of interest-earning assets for the same period.

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

                                                           Year Ended June 30,
                                        ------------------------------------------------------
                                         1998      vs.      1997       1997      vs.      1996
                                        ------------------------      ------------------------
                                           Increase (Decrease)           Increase (Decrease)
                                                  Due to                       Due to
                                        -------------------------     ------------------------
                                        Rate      Volume     Total    Rate     Volume    Total
                                        -----     ------     -----    -----    ------    -----
                                                            (In thousands)
Interest Income:
  Loans...............................  $ 240       $   3     $ 243   $  21    $  551    $ 572
  Investment securities (1)...........   (110)        (71)     (181)    (76)       41      (35)
  Mortgage-backed securities (1)......    (14)       (112)     (126)    (44)      618      574
  Other interest-earning assets.......    (20)         22         2      33      (202)    (169)
                                        -----       -----     -----   -----    ------    -----
     Total interest-earning assets....     96        (158)      (62)    (66)    1,008      942
                                        -----       -----     -----   -----    ------    -----

Interest expense:
  Deposits............................    170          17       187    (176)      151      (25)
  Borrowings..........................     83        (185)     (102)     12       623      635
                                        -----       -----     -----   -----    ------    -----
      Total interest-bearing
        liabilities...................    253        (168)       85    (164)      774      610
                                        -----       -----     -----   -----    ------    -----

Increase (decrease)  in net interest
  income..............................                        $(147)                     $ 332
                                                              =====                      =====

--------------------
(1)  Includes securities designated as available for sale.


COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 1998 AND 1997

     At June 30, 1998, the Company's consolidated total assets amounted to $82.0 million, a decrease of $6.8 million, or 7.7%, from the total at June 30, 1997. The decrease in assets resulted primarily from a decrease of $7.6 million in advances from the FHLB and a decline in shareholders' equity of $319,000, which were partially offset by an increase in deposits of $1.1 million.

     Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $3.5 million to a total of $11.7 million at June 30, 1998. Investment securities totaling $7.8 million matured during the period and were partially offset by purchases of $3.6 million. Mortgage-backed securities totaled $17.9 million at June 30, 1998, a decrease of $3.3 million, or 15.5%, from June 30, 1997 levels. The decrease resulted primarily from principal repayments of $3.4 million during the period. Excess liquid assets and proceeds from maturities of investment and mortgage-backed securities were partially used to fund repayments of FHLB advances. Regulatory liquidity amounted to 5.99%, at June 30, 1998.

     Loans receivable decreased by $119,000, or .2%, during the period, to a total of $48.8 million at June 30, 1998. Loan disbursements amounting to $11.8 million were exceeded by principal repayments of $12.8 million. The allowance for loan losses totaled $384,000 at June 30, 1998, as compared to $372,000 at June 30, 1997. Nonperforming loans totaled $141,000 at June 30, 1998, as compared to $59,000 at June 30, 1997. The allowance for loan losses represented 272% of nonperforming loans as of June 30, 1998 and 631% at June 30, 1997. Although management believes that its allowance for loan losses at June 30, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

     Deposits totaled $56.6 million at June 30, 1998, an increase of $1.1 million, or 2.0%, over June 30, 1997 levels. During the current period, management has not attempted to match premium deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

     Advances from the FHLB totaled $10.4 million at June 30, 1998, a decrease of $7.6 million, or 42.1%, from the total at June 30, 1997, as proceeds from maturities of investment and mortgage-backed securities were utilized to repay such advances.

     The Company's shareholders' equity amounted to $14.4 million at June 30, 1998, a decrease of $319,000, or 2.2%, from June 30, 1997 levels. The decrease resulted primarily from dividends paid on common stock totaling $598,000 and purchases of treasury stock totaling $1.1 million, which were partially offset by 1998 period net earnings of $917,000 and a $96,000 increase in unrealized gains on securities designated as available for sale.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

     GENERAL. Net earnings amounted to $917,000 for the fiscal year ended June 30, 1998, an increase of $155,000, or 20.3%, over the $762,000 of net earnings reported in fiscal 1997. Net earnings during the fiscal 1997 period reflected a $351,000 one-time special assessment recorded in the first quarter of fiscal 1997 to recapitalize the SAIF. The increase in net earnings in the current period was also due to a $30,000 increase in other income, which was partially offset by a $147,000 decrease in net interest income, a $13,000 increase in general, administrative and other expense (excluding the effects of the SAIF recapitalization assessment) and a $51,000 increase in the provision for federal income taxes.

     NET INTEREST INCOME. Interest income totaled $6.2 million for the fiscal year ended June 30, 1998, a decrease of $62,000, or 1.0%, from the $6.3 million of total interest income reported in fiscal 1997. The decrease resulted primarily from a $2.3 million, or 2.7%, decrease in the weighted-average balance of interest earning assets outstanding, partially offset by a twelve basis point increase in the average yield, to 7.50% in fiscal 1998. Interest income on loans increased by $243,000, or 6.3%, due primarily to a 48 basis point increase in yield, to 8.20% for fiscal 1998. Interest income on mortgage-backed securities decreased by $126,000, or 8.8%, due primarily to a $1.7 million, or 7.8%, decrease in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $179,000, or 17.5%, due primarily to a decline in the average yields available on short-term deposits.

     Interest expense on deposits increased by $187,000, or 8.2%, due primarily to a 31 basis point increase in the cost of deposits year to year, from 4.14% in fiscal 1997 to 4.45% in fiscal 1998. Interest expense on borrowings decreased by $102,000, or 10.7%, during the current period, due primarily to a $3.2 million decrease in the weighted-average balance of advances outstanding from the FHLB, which was partially offset by a 44 basis point increase in the average rate on such advances, to 5.71% for fiscal 1998.

     As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $147,000, or 4.8%, to a total of $2.9 million for the fiscal year ended June 30, 1998, as compared to fiscal 1997. The interest rate spread amounted to approximately 2.79% and 2.96% during the respective fiscal 1998 and 1997 periods, while the net interest margin amounted to approximately 3.51% in fiscal 1998 and 3.59% in fiscal 1997.

     PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $30,000 provision for losses on loans during the fiscal year ended June 30, 1998, compared to a $15,000 provision for the comparable period in 1997. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

     OTHER INCOME. Other income increased by $30,000, or 19.2%, for the fiscal year ended June 30, 1998, compared to fiscal 1997, due primarily to a $16,000 gain on investment securities transactions, coupled with a $20,000, or 18.3%, increase in service charges and fees on loans and deposits.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $1.8 million for the fiscal year ended June 30, 1998, a decrease of $338,000, or 16.0%, from fiscal 1997. This decrease resulted primarily from the $351,000 charge recorded in the first quarter of fiscal 1997 attendant to the aforementioned SAIF recapitalization. Excluding the effects of this recapitalization assessment, general, administrative and other expense increased by $13,000, or .7%, due primarily to a $99,000, or 10.3%, increase in employee compensation and benefits and a $19,000, or 17.8%, increase in data processing, which were partially offset by a $35,000, or 50.7%, decrease in federal deposit insurance premiums and a $77,000, or 15.9%, decrease in other operating expense.

     The decrease in federal deposit insurance premiums resulted from the decline in premium rates following the recapitalization of the SAIF. The decline in other operating expense reflects the absence of professional costs related to the Company's return of capital distribution paid in November 1996. The increase in employee compensation and benefits was due to the combined effects of the costs associated with the acceleration of vesting of certain stock awards resulting from the death of a director, increased expenses relating to the Company's employee stock ownership plan reflecting the increased market price of the Kentucky First Bancorp, Inc. common stock and an increase in cash bonuses paid in lieu of annual salary increases.

     FEDERAL INCOME TAXES. The provision for federal income taxes totaled $386,000 for the fiscal year ended June 30, 1998, an increase of $51,000, or 15.2%, over fiscal 1997. This increase resulted primarily from the increase in net earnings before taxes of $206,000, or 18.8%. The effective tax rates were 29.6% and 30.5% for the fiscal years ended June 30, 1998 and 1997, respectively.

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

     As a result of the foregoing changes in interest income and interest expense, net interest income increased by $332,000, or 12.1%, to a total of $3.1 million in fiscal 1997. The interest rate spread increased by five basis points, from 2.91% in fiscal 1996 to 2.96% in fiscal 1997, while the net interest margin declined by 22 basis points, from 3.81% in fiscal 1996 to 3.59% in fiscal 1997.

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

YEAR 2000

     As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. The Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

     The Bank's mission-critical systems are provided by a third party. This service provider is converting its hardware to a new year 2000 compliant system. The Bank anticipates that its conversion to this new system will be completed by October 31, 1998 with testing to commence in November 1998. The Bank is also in the process of developing a contingency plan in the event its efforts to become year 2000 compliant are not successful and anticipates that such contingency plan will be completed by September 30, 1998.

     Management of the Bank has developed an estimate of expenses that are reasonably likely to be incurred by the Bank in connection with this issue, however the Bank does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Bank's current systems, programs and equipment year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

     In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is dividends paid by the Bank. The Bank, as a stock savings institution, is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

     First Federal's capital ratios are substantially in excess of current regulatory capital requirements. At June 30, 1998, the Bank's tangible and core capital amounted to 15.1% of adjusted total assets, or 13.6% and 12.1%, respectively, in excess of the Bank's current 1.5% tangible and 3.0% core capital requirements. Additionally, the Bank's risk-based capital ratio was 27.3% at June 30, 1998, or 19.3% in excess of the Bank's 8.0% risk-based capital requirement.

     First Federal's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and proceeds from maturing investment securities. In addition, as a member of the FHLB of Cincinnati, the Bank is eligible to borrow funds from the FHLB of Cincinnati in the form of advances.

     First Federal is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 4% of deposits and borrowings. First Federal's daily average liquidity ratio for the month of June 1998 was 5.45%. Management seeks to maintain a liquidity ratio at or near the regulatory minimum as a means of improving the return on the investment of the Bank's assets.

     The Bank's regulatory liquid assets consist of cash and cash equivalents and certain of the Bank's investment and mortgage-backed securities with original maturities of less than five years. The level of liquid assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 1998, the Bank's regulatory liquidity totaled approximately $3.8 million.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Transfers of Financial Assets. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

     SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligations for the liability or is legally released from being the primary obligor. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997 and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 during fiscal 1998, as required, without material effect on the Company's consolidated financial position or results of operations.

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

     SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

     Business Segments. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

     Derivatives and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

     The definition of a derivative financial instrument is complex, but in general it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale category or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              Page
                                                                              ----
     Report of Independent Certified Public Accountants                       46

     Consolidated Statements of Financial Condition as of
         June 30, 1998 and 1997                                               47

     Consolidated Statements of Earnings for the Years Ended
         June 30, 1998, 1997 and 1996                                         48

     Consolidated Statements of Shareholders' Equity for the Years Ended
          June 30, 1998, 1997 and 1996                                        49

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 1998, 1997 and 1996                                        50

     Notes to Consolidated Financial Statements                               52

                      [Letterhead of Grant Thornton LLP]



              Report of Independent Certified Public Accountants
              --------------------------------------------------

Board of Directors
Kentucky First Bancorp, Inc.


We have audited the accompanying consolidated statements of financial condition of Kentucky First Bancorp, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years ended June 30, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky First Bancorp, Inc. as of June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Cincinnati, Ohio
August 28, 1998

                         KENTUCKY FIRST BANCORP, INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   June 30,
                       (In thousands, except share data)

          ASSETS                                                               1998     1997
Cash and due from banks                                                      $   522  $   505
Interest-bearing deposits in other financial institutions                      1,435      762
                                                                             -------  -------
          Cash and cash equivalents                                            1,957    1,267

Investment securities available for sale - at market                           4,607    2,202
Investment securities held to maturity - at amortized cost, approximate market value of $5,211 and $11,589 as of
  June 30, 1998 and 1997                                                       5,162   11,733
Mortgage-backed securities available for sale - at market                      3,213    3,348
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $14,797 and $17,483 as of June 30, 1998 and 1997                   14,680   17,822
Loans receivable - net                                                        48,801   48,920
Office premises and equipment - at depreciated cost                            1,356    1,397
Federal Home Loan Bank stock - at cost                                         1,130    1,052
Accrued interest receivable                                                      492      574
Prepaid expenses and other assets                                                460      415
Prepaid federal income taxes                                                     144       32
Deferred federal income taxes                                                     44       94
                                                                             -------  -------

          Total assets                                                       $82,046  $88,856
                                                                             =======  =======

          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                     $56,566  $55,443
Advances from the Federal Home Loan Bank                                      10,412   17,970
Accrued interest payable                                                         117      148
Other liabilities                                                                543      568
                                                                             -------  -------
          Total liabilities                                                   67,638   74,129

Commitments                                                                        -        -

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                               -        -
  Common stock, authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued at June 30, 1998 and 1997                             14       14
  Additional paid-in capital                                                   9,291    9,220
  Retained earnings - restricted                                               8,144    7,825
  Less shares acquired by stock benefit plans                                 (1,249)  (1,509)
  Less 147,520 and 69,431 shares of treasury stock - at cost                  (1,883)    (818)
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                    91       (5)
                                                                             -------  -------
          Total shareholders' equity                                          14,408   14,727
                                                                             -------  -------

          Total liabilities and shareholders' equity                         $82,046  $88,856
                                                                             =======  =======

The accompanying notes are an integral part of these statements.

                         KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                          For the year ended June 30,
                       (In thousands, except share data)

                                                              1998    1997     1996
Interest income
  Loans                                                      $4,080  $3,837   $3,265
  Mortgage-backed securities                                  1,312   1,438      864
  Investment securities                                         746     927      962
  Interest-bearing deposits and other                            99      97      266
                                                             ------  ------   ------
          Total interest income                               6,237   6,299    5,357

Interest expense
  Deposits                                                    2,467   2,280    2,305
  Borrowings                                                    849     951      316
                                                             ------  ------   ------
          Total interest expense                              3,316   3,231    2,621
                                                             ------  ------   ------

          Net interest income                                 2,921   3,068    2,736

Provision for losses on loans                                    30      15       15
                                                             ------  ------   ------

          Net interest income after provision
            for losses on loans                               2,891   3,053    2,721

Other income
  Gain on investment securities transactions                     16       -        -
  Service charges                                               129     109       82
  Other operating                                                41      47       36
                                                             ------  ------   ------
          Total other income                                    186     156      118

General, administrative and other expense
  Employee compensation and benefits                          1,059     960      841
  Occupancy and equipment                                       149     142      138
  Federal deposit insurance premiums                             34     420      119
  Data processing                                               126     107       99
  Other operating                                               406     483      408
                                                             ------  ------   ------
          Total general, administrative and other expense     1,774   2,112    1,605
                                                             ------  ------   ------

          Earnings before income taxes                        1,303   1,097    1,234

Federal income taxes
  Current                                                       385     373      403
  Deferred                                                        1     (38)     (18)
                                                             ------  ------   ------
          Total federal income taxes                            386     335      385
                                                             ------  ------   ------

          NET EARNINGS                                       $  917  $  762   $  849
                                                             ======  ======   ======

          EARNINGS PER SHARE
            Basic                                              $.77    $.60     $.66
                                                             ======  ======   ======

            Diluted                                            $.75    $.59     $.65
                                                             ======  ======   ======

The accompanying notes are an integral part of these statements.

                         KENTUCKY FIRST BANCORP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               For the years ended June 30, 1998, 1997 and 1996
                       (In thousands, except share data)

                                                                                                            UNREALIZED
                                                                                                          GAINS (LOSSES)
                                                                                   SHARES                 ON SECURITIES
                                                       ADDITIONAL                 ACQUIRED                  DESIGNATED
                                               COMMON    PAID-IN    RETAINED      BY STOCK     TREASURY    AS AVAILABLE
                                               STOCK     CAPITAL    EARNINGS   BENEFIT PLANS     STOCK       FOR SALE       TOTAL

Balance at July 1, 1995                           $ -     $     -     $7,159         $     -    $     -            $  -    $ 7,159

Net proceeds from issuance of common stock         14      13,316          -          (1,111)         -               -     12,219
Purchase of shares for management
 recognition plan                                   -           -          -            (730)         -               -       (730)
Amortization expense of stock benefit plans         -          35          -              93          -               -        128
Net earnings for the year ended June 30, 1996       -           -        849               -          -               -        849
Cash dividends of $.25 per share                    -           -       (319)              -          -               -       (319)
Unrealized losses on securities designated
 as available
  for sale, net of related tax effects              -           -          -               -          -             (50)       (50)
                                               ------     -------     ------         -------   --------   -------------    -------

Balance at June 30, 1996                           14      13,351      7,689          (1,748)         -             (50)    19,256

Purchase of treasury stock                          -           -          -               -       (818)              -       (818)
Amortization expense of stock benefit plans         -          35          -             239          -               -        274
Net earnings for the year ended June 30, 1997       -           -        762               -          -               -        762
Cash dividends of $.50 per share                    -           -       (626)              -          -               -       (626)
Capital distribution of $3.00 per share             -      (4,166)         -               -          -               -     (4,166)
Unrealized gains on securities designated as
  available for sale, net of related tax
   effects                                          -           -          -               -          -              45         45
                                               ------     -------     ------         -------   --------   -------------    -------

Balance at June 30, 1997                           14       9,220      7,825          (1,509)      (818)             (5)    14,727

Purchase of treasury stock                          -           -          -               -     (1,124)              -     (1,124)
Amortization expense of stock benefit plans         -          37          -             260          -               -        297
Net earnings for the year ended June 30, 1998       -           -        917               -          -               -        917
Cash dividends of $.50 per share                    -           -       (598)              -          -               -       (598)
Issuance of shares under stock option plan          -          34          -               -         59               -         93
Unrealized gains on securities designated as
  available for sale, net of related tax
   effects                                          -           -          -               -          -              96         96
                                               ------     -------     ------         -------   --------   -------------    -------

Balance at June 30, 1998                          $14     $ 9,291     $8,144         $(1,249)   $(1,883)           $ 91    $14,408
                                               ======     =======     ======         =======   ========   =============    =======

The accompanying notes are an integral part of these statements.

                         KENTUCKY FIRST BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the year ended June 30,
                                (In thousands)

                                                                               1998           1997             1996
Cash flows from operating activities:
  Net earnings for the year                                                  $    917       $    762         $    849
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                            (14)           (19)              (8)
    Amortization of deferred loan origination fees                                (36)           (44)             (14)
    Depreciation and amortization                                                  67             64               50
    Provision for losses on loans                                                  30             15               15
    Amortization of expense related to stock benefit plans                        297            274              128
    Gain on investment securities transactions                                    (16)             -                -
    Federal Home Loan Bank stock dividends                                        (78)           (65)             (30)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                  82            (57)             (74)
      Prepaid expenses and other assets                                           (45)           (69)              56
      Accrued interest payable                                                    (31)            77              (12)
      Other liabilities                                                           (25)            66              253
      Federal income taxes
        Current                                                                  (112)          (194)             222
        Deferred                                                                    1            (38)             (18)
                                                                             --------       --------         --------
          Net cash provided by operating activities                             1,037            772            1,417

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                               7,811          2,440           10,628
  Purchase of investment securities designated as held to maturity                  -           (701)         (14,305)
  Purchase of investment securities designated as available for sale           (3,580)          (100)               -
  Purchase of mortgage-backed securities designated as available for sale           -              -           (3,088)
  Purchase of mortgage-backed securities designated as held to maturity             -              -          (15,253)
  Principal repayments on mortgage-backed securities                            3,387          2,053            1,189
  Purchase of loans                                                              (783)        (1,654)            (779)
  Loan principal repayments                                                    12,756         11,140            8,137
  Loan disbursements                                                          (11,848)       (15,357)         (10,288)
  Purchase of office premises and equipment                                       (26)          (100)             (43)
  Proceeds from sale of office equipment                                            -              -               10
  Purchase of Federal Home Loan Bank stock                                          -           (249)            (405)
                                                                             --------       --------         --------
          Net cash provided by (used in) investing activities                   7,717         (2,528)         (24,197)
                                                                             --------       --------         --------

          Net cash provided by (used in) operating and investing
            activities (subtotal carried forward)                               8,754         (1,756)         (22,780)
                                                                             --------       --------         --------

                         KENTUCKY FIRST BANCORP, INC.

                          For the year ended June 30,

                                                                            1998           1997          1996
          Net cash provided by (used in) operating and investing
            activities (subtotal brought forward)                         $  8,754      $ (1,756)       $(22,780)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                        1,123         3,665          (1,327)
  Proceeds from Federal Home Loan Bank advances                             28,700        19,250          16,606
  Repayment of Federal Home Loan Bank advances                             (36,258)      (15,808)         (4,157)
  Proceeds from note payable                                                     -         2,000               -
  Repayment of note payable                                                      -        (2,000)              -
  Net proceeds from the issuance of common stock                                 -             -          12,219
  Purchase of treasury stock                                                (1,124)         (818)              -
  Proceeds from issuance of shares under stock option plan                      93             -               -
  Shares acquired by management recognition plan                                 -             -            (730)
  Dividends and capital distributions on common stock                         (598)       (4,792)           (319)
                                                                          --------      --------        --------
          Net cash provided by (used in) financing activities               (8,064)        1,497          22,292
                                                                          --------      --------        --------

Net increase (decrease) in cash and cash equivalents                           690          (259)           (488)

Cash and cash equivalents at beginning of year                               1,267         1,526           2,014
                                                                          --------      --------        --------

Cash and cash equivalents at end of year                                  $  1,957      $  1,267        $  1,526
                                                                          ========      ========        ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                  $    466      $    350        $    197
                                                                          ========      ========        ========

    Interest on deposits and borrowings                                   $  3,347      $  3,154        $  2,633
                                                                          ========      ========        ========

Supplemental disclosure of noncash investing activities:
  Transfers of investment and mortgage-backed securities
    to an available for sale classification                               $      -      $      -        $  4,301
                                                                          ========      ========        ========

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                  $     96      $     45        $    (50)
                                                                          ========      ========        ========



The accompanying notes are an integral part of these statements.

                         KENTUCKY FIRST BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1998, 1997 and 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  During fiscal 1995, the Board of Directors of First Federal Savings Bank (the "Savings Bank") adopted a plan of conversion (the "Plan") whereby the Savings Bank would convert to the stock form of ownership (the "Conversion"), followed by the issuance of all of the Savings Bank's outstanding stock to a newly formed holding company, Kentucky First Bancorp, Inc. (the "Corporation"), and the issuance of common shares of the Corporation to subscribing members of the Savings Bank. The conversion to the stock form of ownership was completed on August 28, 1995, culminating in the Corporation's issuance of 1,388,625 common shares. Condensed financial statements of the Corporation are presented in Note N. Future references are made to either the Corporation or the Savings Bank as applicable.

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

                         June 30, 1998, 1997 and 1996


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

  In November 1995, the FASB issued a Special Report on Implementation of SFAS No. 115 (the "Special Report"), which provided for the reclassification of securities between the held-to-maturity, available for sale and trading portfolios during a forty-five day period, without calling into question management's prior intent with respect to such securities. Management elected to restructure the Corporation's securities portfolio pursuant to the Special Report, and transferred approximately $4.3 million of investment and mortgage-backed securities from the held-to-maturity portfolio to an available for sale portfolio. At June 30, 1998 and 1997, the Corporation's shareholders' equity reflected a respective net unrealized gain and loss on securities designated as available for sale totaling $91,000 and $5,000.

  Realized gains and losses on sales of securities are recognized using the specific identification method.

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

                         June 30, 1998, 1997 and 1996


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

  The Savings Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. The Savings Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value.

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

                         June 30, 1998, 1997 and 1996


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

  At June 30, 1998 and 1997, the Savings Bank had no loans that would be defined as impaired under SFAS No. 114.

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

  8.  Federal Income Taxes
      --------------------

  The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  8.  Federal Income Taxes (continued)
      --------------------

  management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

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

  9.  Benefit Plans
      --------------

  In conjunction with the common stock offering, the Corporation adopted the Kentucky First Bancorp, Inc. Employee Stock Ownership Plan ("ESOP"). The ESOP provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21. Expense recognized related to the ESOP totaled approximately $158,000 for the fiscal year ended June 30, 1998, and $128,000 for each of the fiscal years ended June 30, 1997 and 1996.

  In connection with the Conversion, the Corporation also adopted the Kentucky First Bancorp, Inc. Management Recognition Plan ("MRP"). Subsequent to adoption, the MRP purchased 55,545 shares of common stock in the open market. All of the shares available under the MRP were granted to executive officers, directors and employees of the Savings Bank upon receipt of shareholder approval. The MRP provides that common stock granted under the MRP vests ratably over a five year period. A provision of $186,000, $146,000 and $29,000 related to the MRP was charged to expense for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  10.  Earnings and Dividends Per Share
       --------------------------------

  Basic earnings per share for the years ended June 30, 1998, 1997 and 1996, is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding (which gives effect to 92,574, 101,832 and 110,090 unallocated ESOP shares), totaled 1,188,719,
  1,264,832 and 1,278,535 for the years ended June 30, 1998, 1997 and 1996, respectively.

  Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,230,251, 1,294,928 and 1,315,184 for the fiscal years ended June 30, 1998,
  1997 and 1996, respectively.

  Effective for the fiscal year ending June 30, 1998, the Corporation began presenting earnings per share pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Accordingly, the fiscal 1997 and 1996 earnings per share presentation has been revised to conform to SFAS No. 128.

  During fiscal 1997, the Corporation paid cash distributions of $3.50 per share. Of these distributions, management deemed $3.00 per share as a return of capital charging such amount to additional paid-in capital in the 1997 consolidated financial statements.

  11.  Investment in Subsidiary
       ------------------------

  The Savings Bank has a wholly-owned subsidiary, Cynthiana Service Corporation, which was incorporated for the sole purpose of owning stock in the Savings Bank's data processor. The subsidiary's assets at June 30, 1998 and 1997 are limited to a $15,000 investment in such stock. As a result, the subsidiary has not been consolidated based on materiality.

  12.  Fair Value of Financial Instruments
       -----------------------------------

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


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

  The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 1998 and 1997:

          Cash and cash equivalents:  The carrying amounts presented in the
          -------------------------
          consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

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

          Federal Home Loan Bank stock:  The carrying amount presented in the
          ----------------------------
          consolidated statements of financial condition is deemed to approximate fair value.

          Deposits:  The fair value of NOW accounts, passbook accounts and money
          --------
          market deposits is deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

          Advances from Federal Home Loan Bank:  The fair value of these
          ------------------------------------
          advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

          Commitments to extend credit:  For fixed-rate and adjustable-rate loan
          ----------------------------
          commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at June 30, 1998 and 1997 was not material.

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  12.  Fair Value of Financial Instruments (continued)
       -----------------------------------

  Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments at June 30, are as follows:

                                                        1998              1997
                                                CARRYING   FAIR    CARRYING   FAIR
                                                 VALUE     VALUE    VALUE     VALUE
                                                           (In thousands)
  Financial assets
    Cash and cash equivalents                    $ 1,957  $ 1,957   $ 1,267  $ 1,267
    Investment securities                          9,769    9,818    13,935   13,791
    Mortgage-backed securities                    17,893   18,010    21,170   20,831
    Loans receivable                              48,801   50,265    48,920   50,615
    Federal Home Loan Bank stock                   1,130    1,130     1,052    1,052
                                                 -------  -------   -------  -------
                                                 $79,550  $81,180   $86,344  $87,556
                                                 =======  =======   =======  =======
  Financial liabilities
    Deposits                                     $56,566  $56,613   $55,443  $55,455
    Advances from the Federal Home Loan Bank      10,412   10,396    17,970   17,906
                                                 -------  -------   -------  -------
                                                 $66,978  $67,009   $73,413  $73,361
                                                 =======  =======   =======  =======

  13.  Cash and Cash Equivalents
       -------------------------

  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits due from other financial institutions with original maturities of less than ninety days.

  14.  Reclassifications
       -----------------

  Certain prior year amounts have been reclassified to conform to the 1998 consolidated financial statement presentation.

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

  The amortized cost and estimated fair values of investment securities held to maturity at June 30 are summarized as follows:

                                   1998                  1997
                                      ESTIMATED             ESTIMATED
                           AMORTIZED       FAIR  AMORTIZED       FAIR
                                COST      VALUE       COST      VALUE
                                         (In thousands)
  U. S. Government
    agency obligations        $3,502     $3,514    $ 9,493    $ 9,319
  Municipal obligations        1,660      1,697      2,240      2,270
                              ------     ------    -------  ---------
                              $5,162     $5,211    $11,733    $11,589
                              ======     ======    =======  =========

  At June 30, 1998, the estimated fair value of the Corporation's investment securities exceeded the carrying value of such securities by $49,000, consisting solely of gross unrealized gains. At June 30, 1997, the carrying value of the Corporation's investment securities exceeded the estimated fair value of such securities by $144,000, consisting of $30,000 in gross unrealized gains and $174,000 in gross unrealized losses.

  The amortized cost and estimated fair value of U.S. Government agency and municipal obligations designated as held to maturity at June 30, by contractual term to maturity, are shown below:

                                           1998                  1997
                                              ESTIMATED             ESTIMATED
                                   AMORTIZED       FAIR  AMORTIZED       FAIR
                                        COST      VALUE       COST      VALUE
                                                 (In thousands)
  Due in three years or less          $  957     $  962    $ 2,792    $ 2,795
  Due after three years through
    five years                           135        145        160        170
  Due after five years                 4,070      4,104      8,781      8,624
                                      ------     ------    -------    -------
                                      $5,162     $5,211    $11,733    $11,589
                                      ======     ======    =======    =======

  At June 30, 1997, investment securities totaling $2.0 million were pledged to secure deposits.

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

  The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities designated as available for sale at June 30, 1998 and 1997, are summarized as follows:

                                                                     JUNE 30, 1998
                                                                   GROSS       GROSS   ESTIMATED
                                                AMORTIZED     UNREALIZED  UNREALIZED        FAIR
                                                     COST          GAINS      LOSSES       VALUE
                                                                    (In thousands)
  U.S. Government agency obligations:
    Due in three years or less                     $  990            $ 4        $  -      $  994
    Due after five years                            1,500              1           -       1,501

  Municipal obligations:
    Due after five years                            2,105              9          (2)      2,112
                                                   ------            ---  ----------      ------
                                                   $4,595            $14        $ (2)     $4,607
                                                   ======            ===  ==========      ======

                                                                     JUNE 30, 1997
                                                                   Gross       Gross   Estimated
                                                AMORTIZED     UNREALIZED  UNREALIZED        FAIR
                                                     COST          GAINS      LOSSES       VALUE
                                                                       (In thousands)
  U.S. Government agency obligations:
    Due in three years or less                     $1,984            $ -        $(39)     $1,945
    Due after three years through five years          149              4           -         153

  Municipal obligations:
    Due after five years                              100              4           -         104
                                                   ------            ---  ----------      ------
                                                   $2,233            $ 8        $(39)     $2,202
                                                   ======            ===  ==========      ======

  The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 1998 and 1997 (including those designated as available for sale) are summarized as follows:

                                                                                        1998
                                                                                  GROSS       GROSS   ESTIMATED
                                                                  AMORTIZED  UNREALIZED  UNREALIZED        FAIR
                                                                       COST       GAINS      LOSSES       VALUE
                                                                                (In thousands)
HELD TO MATURITY:
    Federal Home Loan Mortgage
      Corporation  participation certificates                       $ 1,786        $ 20        $(19)    $ 1,787
    Government National Mortgage
      Association participation certificates                          1,527          57           -       1,584
    Federal National Mortgage Association
      participation certificates                                     11,367          62          (3)     11,426
                                                                    -------        ----        ----     -------
                                                                     14,680         139         (22)     14,797
         Total mortgage-backed securities held to maturity

  AVAILABLE FOR SALE:
    Federal Home Loan Mortgage
      Corporation participation certificates                          3,088         125           -       3,213
                                                                    -------        ----        ----     -------
                                                                    $17,768        $264        $(22)    $18,010
                                                                    =======        ====        ====     =======
      Total mortgage-backed securities

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

                                                                                         1997
                                                                                  GROSS        GROSS  ESTIMATED
                                                                  AMORTIZED  UNREALIZED   UNREALIZED       FAIR
                                                                       COST       GAINS       LOSSES      VALUE
                                                                                   (Inn thousands)
  HELD TO MATURITY:
    Federal Home Loan Mortgage
      Corporation  participation certificates                       $ 2,104         $ 6       $ (56)    $ 2,054
    Government National Mortgage
      Association participation certificates                          2,043          54          (9)      2,088
    Federal National Mortgage Association
      participation certificates                                     13,675           -        (334)     13,341
                                                                    -------         ---       -----     -------
                                                                     17,822          60        (399)     17,483
         Total mortgage-backed securities held to maturity

  AVAILABLE FOR SALE:
    Federal Home Loan Mortgage
      Corporation participation certificates                          3,325          23           -       3,348
                                                                    -------         ---       -----     -------
                                                                    $21,147         $83       $(399)    $20,831
                                                                    =======         ===       =====     =======
         Total mortgage-backed securities

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

                                                                JUNE 30,
                                                             1998     1997
                                                             (In thousands)
  Due within three years                                    $   249  $   375
  Due in three to five years                                      7        5
  Due in five to ten years                                      815      539
  Due in ten to twenty years                                 11,814   13,868
  Due after twenty years                                      4,883    6,360
                                                            -------  -------
                                                            $17,768  $21,147
                                                            =======  =======

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


NOTE C - LOANS RECEIVABLE

  The composition of the loan portfolio at June 30 is as follows:

                                                  1998     1997
                                                 (In thousands)
  Residential real estate
    One-to-four family                         $27,174  $26,922
    Multi-family                                 5,322    5,972
    Construction                                 1,220      130
  Nonresidential real estate and land           11,350   11,555
  Consumer and other                             4,462    5,004
                                               -------  -------
                                                49,528   49,583
  Less:
    Undisbursed portion of loans in process        232      143
    Deferred loan origination fees                  86       94
    Unearned discount                               25       54
    Allowance for loan losses                      384      372
                                               -------  -------
                                               $48,801  $48,920
                                               =======  =======

  The Savings Bank's lending efforts have historically focused on one-to-four family and multi-family residential real estate loans, which comprise approximately $33.5 million, or 69%, of the total loan portfolio at June 30, 1998, and $32.9 million, or 67%, of the total loan portfolio at June 30, 1997. Generally, such loans have been underwritten on the basis of no more than an 85% loan-to-value ratio, which has historically provided the Savings Bank with adequate collateral coverage in the event of default. Nevertheless, the Savings Bank, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of central Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Savings Bank's primary lending area are presently stable.

  In the normal course of business, the Savings Bank has made loans to some of its directors, officers and employees. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors and officers totaled approximately $199,000 and $212,000 at June 30, 1998 and 1997, respectively.

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


NOTE D - ALLOWANCE FOR LOAN LOSSES

  The activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                     1998    1997   1996
                                       (In thousands)
  Balance at beginning of year      $ 372   $ 367   $ 352
  Provision for loan losses            30      15      15
  Charge-offs, net of recoveries      (18)    (10)      -
                                    -----   -----   -----
  Balance at end of year            $ 384   $ 372   $ 367
                                    =====   =====   =====

  As of June 30, 1998, the Savings Bank's allowance for loan losses was solely general in nature, and is includible as a component of regulatory risk-based capital, subject to certain percentage limitations.

  Nonperforming and nonaccrual loans totaled approximately $141,000, $59,000 and $122,000 at June 30, 1998, 1997 and 1996, respectively.

  During each of the years ended June 30, 1998, 1997 and 1996, interest income of approximately $3,000 would have been recognized had such loans been performing in accordance with contractual terms.


NOTE E - OFFICE PREMISES AND EQUIPMENT

  Office premises and equipment at June 30 are comprised of the following:

                                          1998    1997
                                         (In thousands)
  Land and improvements                  $  477  $  477
  Office buildings and improvements         953     946
  Furniture, fixtures and equipment         388     369
                                         ------  ------
                                          1,818   1,792
    Less accumulated depreciation and
      amortization                          462     395
                                         ------  ------
                                         $1,356  $1,397
                                         ======  ======

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


NOTE F - DEPOSITS

Deposits consist of the following major classifications at June 30:


DEPOSIT TYPE AND WEIGHTED-
AVERAGE INTEREST RATE                  1998     1997
                                     (In thousands)
NOW accounts
  1998 - 1.90%                      $ 8,610
  1997 - 1.89%                               $10,095
Passbook
  1998 - 2.97%                        6,090
  1997 - 2.97%                                 6,206
Money market deposit accounts
  1998 - 3.31%                        4,248
  1997 - 3.29%                                 3,525
                                    -------  -------
Total demand, transaction and
  passbook deposits                  18,948   19,826

Certificates of deposit
  Original maturities of:
    Less than 12 months
      1998 - 5.00%                    6,101
      1997 - 5.01%                             5,871
    12 months to 24 months
      1998 - 5.57%                   19,965
      1997 - 5.49%                            18,373
    30 months to 36 months
      1998 - 5.69%                    3,497
      1997 - 5.70%                             3,809
    More than 36 months
      1998 - 5.74%                    4,082
      1997 - 5.46%                             3,948
  Individual retirement accounts
    1998 - 5.63%                      3,973
    1997 - 5.42%                               3,616
                                    -------  -------
Total certificates of deposit        37,618   35,617
                                    -------  -------

Total deposit accounts              $56,566  $55,443
                                    =======  =======

At June 30, 1998 and 1997, the Savings Bank had certificate of deposit accounts with balances in excess of $100,000 totaling $2.1 million and $3.5 million, respectively.

                         KENTUCKY FIRST BANCORP, INC.

                         June 30, 1998, 1997 and 1996


NOTE F - DEPOSITS (continued)

  Interest expense on deposits for the year ended June 30 is summarized as follows:

                                                               1998    1997     1996
                                                                   (In thousands)
  Passbook                                                    $  180  $   180  $   185
  NOW and money market deposit
    accounts                                                     302      267      264
  Certificates of deposit                                      1,985    1,833    1,856
                                                              ------  -------  -------

                                                              $2,467  $ 2,280  $ 2,305
                                                              ======  =======  =======

Maturities of outstanding certificates of deposit at June 30 are summarized as follows:

                                                                         1998     1997
                                                                         (In thousands)
  Less than one year                                                  $27,219  $24,126
  One to three years                                                    7,510    9,955
  Over three years                                                      2,889    1,536
                                                                      -------  -------

                                                                      $37,618  $35,617
                                                                      =======  =======

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

  Advances from the Federal Home Loan Bank, collateralized at June 30, 1998 by pledges of certain residential mortgage loans and securities totaling $15.6 million and the Savings Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                             MATURING
                           YEAR ENDING                    JUNE 30,
INTEREST RATE                JUNE 30,               1998          1997
                                                  (Dollars in thousands)
5.40% - 6.65%                 1998                   $     -    $14,450
6.45%                         1999                     6,900          -
5.71% - 5.74%                 2006                     3,100      3,100
4.00%                         2025                       311        317
4.00%                         2026                       101        103
                                                     -------    -------

                                                     $10,412    $17,970
                                                     =======    =======

    Weighted-average interest rate                      6.12%      5.40%
                                                     =======    =======

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 1998, 1997 and 1996


NOTE H - FEDERAL INCOME TAXES

  Federal income taxes differ from the amounts computed at the statutory corporate tax rate as follows:

                                                                                         JUNE 30,
                                                                                   1998    1997     1996
                                                                                      (In thousands)
  Federal income taxes computed at
    statutory rate                                                                $ 443    $ 373   $ 420
  Increase (decrease) in taxes resulting from:
    Municipal interest income                                                       (57)     (43)    (39)
    Other                                                                             -        5       4
                                                                                  -----    -----   -----
  Federal income tax provision per consolidated
    statements of earnings                                                        $ 386    $ 335   $ 385
                                                                                  =====    =====   =====

 The composition of the Corporation's net deferred tax asset at June 30 is as follows:

                                                                                            1998    1997
                                                                                          (In thousands)
  Taxes (payable) refundable on temporary
  differences at estimated corporate tax rate:
    Deferred tax assets:
      General loan loss allowance                                                          $ 131   $ 127
      Deferred loan origination fees                                                           5      13
      Deferred compensation                                                                   92      86
      Retirement plans                                                                        70      65
      Unrealized losses on securities designated as
        available for sale                                                                     -       3
                                                                                           -----   -----
          Total deferred tax assets                                                          298     294

    Deferred tax liabilities:
      Percentage of earnings bad debt deduction                                              (16)    (24)
      Book/tax depreciation                                                                  (42)    (34)
      Federal Home Loan Bank stock dividends                                                 (69)    (43)
      Accrual vs. cash basis of accounting                                                   (74)    (99)
      Unrealized gains on securities designated
        as available for sale                                                                (46)      -
      Other                                                                                   (7)      -
                                                                                           -----   -----
          Total deferred tax liabilities                                                    (254)   (200)

          Net deferred tax asset                                                           $  44   $  94
                                                                                           =====   =====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 1998, 1997 and 1996


NOTE H - FEDERAL INCOME TAXES (continued)

  The Savings Bank was allowed a special bad debt deduction, generally limited to 8% of otherwise taxable income, and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at June 30, 1998 include approximately $1.6 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $520,000 at June 30, 1998.
  See Note L for additional information regarding the Savings Bank's future percentage of earnings bad debt deductions.


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

  At June 30, 1998, the Savings Bank had outstanding commitments of approximately $410,000 to originate loans. In the opinion of management all loan commitments equaled or exceeded prevailing market interest rates as of June 30, 1998, and will be funded from normal cash flow from operations.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 1998, 1997 and 1996


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

  As of June 30, 1998 and 1997, management believes that the Savings Bank met all capital adequacy requirements to which it is subject.

                                        AS OF JUNE 30, 1998
                                                               TO BE "WELL-
                                                            CAPITALIZED" UNDER
                                            FOR CAPITAL      PROMPT CORRECTIVE
                            ACTUAL       ADEQUACY PURPOSES   ACTION PROVISIONS
                        -------------    -----------------   -----------------
                        AMOUNT   RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                        (Dollars in thousands)

  Tangible capital      $12,328   15.1%   *$1,223     *1.5%   *$4,076     *5.0%

  Core capital          $12,328   15.1%   *$2,446     *3.0%   *$4,892     *6.0%

  Risk-based capital    $12,712   27.3%   *$3,729     *8.0%   *$4,662    *10.0%

* Greater than or Equal to.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 1998, 1997 and 1996


NOTE J - REGULATORY CAPITAL (continued)

                                        AS OF JUNE 30, 1997
                                                              TO BE "WELL-
                                                            CAPITALIZED" UNDER
                                            FOR CAPITAL      PROMPT CORRECTIVE
                            ACTUAL       ADEQUACY PURPOSES   ACTION PROVISIONS
                        --------------   ------------------  ------------------
                        AMOUNT   RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                        (Dollars in thousands)

  Tangible capital      $13,022   14.7%   *$1,326     *1.5%   *$4,420     *5.0%

  Core capital          $13,022   14.7%   *$2,652     *3.0%   *$5,304     *6.0%

  Risk-based capital    $13,394   27.8%   *$3,849     *8.0%   *$4,811    *10.0%

* Greater than or Equal to

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


NOTE K - STOCK OPTION PLAN

  In fiscal 1996 the Board of Directors adopted the Kentucky First Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") which provided for the issuance of 173,579 shares (adjusted for the fiscal 1997 return of capital distribution) of authorized, but unissued shares of common stock at fair value at the date of grant. The Corporation immediately granted options to purchase 138,862 shares at a return of capital adjusted fair value of $9.74 per share. The Plan provides for one-fifth of the shares granted to be exercisable on each of the first five anniversaries of the date of the Plan, commencing in November 1995.

  Also in fiscal 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 1998, 1997 and 1996


NOTE K - STOCK OPTION PLAN (continued)

  The Corporation applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, then the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1998         1997        1996
                                                    (Earnings in thousands)
  Net earnings          As reported              $ 917        $ 762       $ 849
                                                 =====        =====       =====

                          Pro-forma              $ 917        $ 762       $ 834
                                                 =====        =====       =====

  Earnings per share
    Basic               As reported              $ .77        $ .60       $ .66
                                                 =====        =====       =====

                          Pro-forma              $ .77        $ .60       $ .65
                                                 =====        =====       =====

    Diluted             As reported              $ .75        $ .59       $ .65
                                                 =====        =====       =====

                          Pro-forma              $ .75        $ .59       $ .63
                                                 =====        =====       =====

  The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 1996: dividend yield of 5.5%, expected volatility of 20.0%, a risk-free interest rate of 6.5% and an expected life of ten years.

  A summary of the status of the Corporation's stock option plan as of June 30, 1998, 1997 and 1996, and changes during the periods ending on those dates is presented below:

                                              1998                1997                 1996
                                                WEIGHTED-           WEIGHTED-            WEIGHTED-
                                                 AVERAGE             AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE            EXERCISE
                                       SHARES     PRICE    SHARES     PRICE     SHARES     PRICE
  Outstanding at beginning of year     173,579    $9.7375  138,862   $12.1875         -   $      -
  Adjustments for return of capital
    distribution                             -          -   34,717    (2.4500)        -          -
  Granted                                    -          -        -          -   138,862    12.1875
  Exercised                              4,970     9.7375        -          -         -          -
  Forfeited                                  -          -        -          -         -          -
                                       -------    -------  -------   --------   -------  ---------

  Outstanding at end of year           168,609    $9.7375  173,579   $ 9.7375   138,862   $12.1875
                                       =======    =======  =======   ========   =======  =========

  Options exercisable at year-end       64,462    $9.7375   86,790   $ 9.7375         -   $      -
                                       =======    =======  =======   ========   =======  =========
  Weighted-average fair value of
    options granted during the year                   N/A                 N/A             $   1.98
                                                  =======            ========            =========

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 1998, 1997 and 1996


NOTE K - STOCK OPTION PLAN (continued)

  The following information applies to options outstanding at June 30, 1998:

  Number outstanding                               168,609
  Range of exercise prices                        $ 9.7375
  Weighted-average exercise price                 $ 9.7375
  Weighted-average remaining contractual life    7.4 years

NOTE L - LEGISLATIVE MATTERS

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

  Legislation which was enacted during fiscal 1997 to recapitalize the SAIF provided for a special assessment totaling $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Savings Bank held $53.6 million in deposits at March 31, 1995, resulting in an approximate $351,000, or $232,000 after-tax, charge to operations in fiscal 1997.

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

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 1998, 1997 and 1996


NOTE M - CORPORATE REORGANIZATION AND CONVERSION TO STOCK FORM

  During fiscal 1995, the Savings Bank's Board of Directors adopted a plan of conversion (the "Plan") whereby the Savings Bank would convert to the stock form of ownership, followed by the issuance of all of the Savings Bank's outstanding stock to a newly formed holding company, Kentucky First Bancorp, Inc. Pursuant to the Plan, the Savings Bank offered for sale up to 1.4 million common shares to its depositors. The stock offering was completed on August 28, 1995, culminating in the sale of 1,388,625 common shares and the receipt of $12.2 million of net equity capital after consideration of offering expenses and shares acquired by the ESOP.

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

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 1998, 1997 and 1996


NOTE N - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST BANCORP, INC.

 The following condensed financial statements summarize the financial position of Kentucky First Bancorp, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended June 30, 1998, 1997 and 1996.

                          KENTUCKY FIRST BANCORP, INC.
                       STATEMENTS OF FINANCIAL CONDITION
                                    June 30,
                                 (In thousands)

      ASSETS                                                                      1998      1997
 Deposits in First Federal Savings Bank                                         $    90   $    56
 Interest-bearing deposits in other financial institutions                          385       202
 Investment securities                                                                -       501
 Loan receivable from ESOP                                                          833       926
 Investment in First Federal Savings Bank                                        12,419    13,022
 Prepaid expenses and other assets                                                  631        14
 Prepaid federal income taxes                                                        51        31
                                                                                -------   -------

     Total assets                                                               $14,409   $14,752
                                                                                =======   =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities
   Accounts payable and other liabilities                                       $     1   $    25

 Shareholders' equity
   Common stock and additional paid-in capital                                    9,305     9,234
   Retained earnings                                                              8,144     7,825
   Less treasury stock                                                           (1,883)     (818)
   Less shares acquired by stock benefit plans                                   (1,249)   (1,509)
   Unrealized gains (losses) on securities designated as available for sale,
     net of related tax effects                                                      91        (5)
                                                                                -------   -------
     Total shareholders' equity                                                  14,408    14,727
                                                                                -------   -------

     Total liabilities and shareholders' equity                                 $14,409   $14,752
                                                                                =======   =======

                          KENTUCKY FIRST BANCORP, INC.
                             STATEMENTS OF EARNINGS
                              Years ended June 30,
                                (In thousands)

                                                         1998     1997   1996
 Revenue
   Interest income                                      $   55   $ 106   $ 171
   Equity in earnings of First Federal Savings Bank        964     822     780
                                                        ------   -----   -----
     Total revenue                                       1,019     928     951

 General, administrative and other expense                 126     197     173
                                                        ------   -----   -----

 Earnings before income tax credits                        893     731     778

 Federal income tax credits                                (24)    (31)      -
                                                        ------   -----   -----

     NET EARNINGS                                       $  917   $ 762   $ 778
                                                        ======   =====   =====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 1998, 1997 and 1996


NOTE N - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST BANCORP, INC. (continued)

                          KENTUCKY FIRST BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                              Year ended June 30,
                                 (In thousands)

                                                                  1998          1997        1996
 Cash provided by (used in) operating activities:
   Net earnings for the year                                    $   917       $   762     $   778
   Adjustments to reconcile net earnings to net cash
    provided by (used in)
   operating activities
     (Undistributed earnings of) excess of distributions
      from
       consolidated subsidiary                                      996         2,878        (780)
     Increase (decrease) in cash due to changes in:
       Prepaid expenses and other assets                           (617)            7         104
       Prepaid federal income taxes                                 (20)          (31)          -
       Accounts payable and other liabilities                       (24)           25           -
                                                                -------       -------    --------
          Net cash provided by operating activities               1,252         3,641         102

 Cash flows provided by (used in) investing activities:
   Purchase of investment in First Federal Savings Bank               -             -      (8,348)
   Loan disbursements                                                 -             -      (1,018)
   Proceeds from repayment of loan                                   93            92           -
   Proceeds from maturities of investment securities                501         2,200           -
   Purchase of investment securities                                  -          (701)     (2,000)
                                                                -------       -------    --------
     Net cash provided by (used in) investing activities            594         1,591     (11,366)

 Cash flows provided by (used in) financing activities:
   Net proceeds from issuance of common stock                         -             -      12,219
   Proceeds from note payable                                         -         2,000           -
   Repayment of note payable                                          -        (2,000)          -
   Payment of dividends on common stock                            (598)       (4,792)       (319)
   Proceeds from exercise of stock options                           93             -           -
   Purchase of treasury stock                                    (1,124)         (818)          -
                                                                -------       -------    --------
     Net cash provided by (used in) financing activities         (1,629)       (5,610)     11,900
                                                                -------       -------    --------

 Net increase (decrease) in cash and cash equivalents               217          (378)        636

 Cash and cash equivalents at beginning of year                     258           636           -
                                                                -------       -------    --------

 Cash and cash equivalents at end of year                       $   475       $   258     $   636
                                                                =======       =======     =======


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

                                    PART IV

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following financial statements are incorporated by reference from Item 7:

          Independent Auditors' Report
          Consolidated Statements of Financial Condition as of June 30, 1998 and
           1997
          Consolidated Statements of Earnings for Each of the Years in the
           Three-Year Period Ended June 30, 1998
          Consolidated Statements of Shareholders' Equity for Each of the Years
            in the Three-Year Period Ended June 30, 1998
          Consolidated Statements of Cash Flows for Each of the Years in the
           Three-Year Period Ended June 30, 1998
          Notes to Consolidated Financial Statements

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

                                                                                       Page in
                                                                                     Sequentially
  No.       Description                                                              Numbered Copy
  ---       -----------                                                              -------------
   3.1      Certificate of Incorporation of Kentucky First Bancorp, Inc.                    *
   3.2      Bylaws of Kentucky First Bancorp, Inc.                                          *
   4        Form of Common Stock Certificate of Kentucky First Bancorp, Inc.                *
  10.1      First Federal Savings Bank Incentive Compensation Plan                          *+
  10.2      Kentucky First Bancorp, Inc. Stock Option and Incentive Plan
  10.3      Kentucky First Bancorp, Inc. Management Recognition Plans                       *+
  10.4      Deferred Compensation Agreements, as amended
  10.5      First Federal Savings Bank Retirement Plan for Non-Employee Directors           *+
  10.6      Supplemental Executive Retirement Agreement between First Federal
              Savings Bank and Betty J. Long                                                *+
  10.7      Employment Agreements between First Federal Savings Bank and Betty J.
              Long and Kevin R. Tolle                                                       *+
  10.8      Employment Agreements between Kentucky First Bancorp, Inc. and Betty
              J. Long and Kevin R. Tolle                                                    *
  21        Subsidiaries of the Registrant
  23.1      Consent of Grant Thornton L.L.P.
  27        Financial Data Schedule (EDGAR only)

-------------------------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-91134).
(+)  Management contract or compensatory plan or arrangement.


     (B)  REPORTS ON FORM 8-K.  There were no Current Reports on Form 8-K filed
          -------------------
by the Company during the fourth quarter of fiscal year 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KENTUCKY FIRST BANCORP, INC.

September 23, 1998                   By: /s/ Betty J. Long
                                         ------------------------------------
                                         Betty J. Long
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Betty J. Long                             September 23, 1998
--------------------------------------------
Betty J. Long
President and Chief Executive Officer
(Director and Principal Executive Officer)

/s/ William D. Morris                         September 23, 1998
--------------------------------------------
William D. Morris
Chairman of the Board
(Director)

/s/ Luther O. Beckett                         September 23, 1998
--------------------------------------------
Luther O. Beckett
Vice Chairman of the Board
(Director)

/s/ Milton G. Rees                            September 23, 1998
--------------------------------------------
Milton G. Rees
(Director)

/s Diane Ritchie                              September 23, 1998
--------------------------------------------
Diane Ritchie
(Director)

/s/ John Swinford                             September 23, 1998
--------------------------------------------
John Swinford
(Director)

/s/ Wilbur H. Wilson                          September 23, 1998
--------------------------------------------
Wilbur H. Wilson
(Director)

/s/ Russell M. Brooks                         September 23, 1998
--------------------------------------------
Russell M. Brooks
Executive Vice President
(Principal Accounting and Financial Officer)