Form 10QSB
period 1998-09-30
KENTUCKY FIRST BANCORP INC
filed 1998-11-16
CIK 943891

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998
                                       ------------------
                               OR

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

As of October 30, 1998, the latest practicable date, 1,197,044 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

Transitional small business disclosure format (check one):

Yes               No  X
    -----           -----

                         Page 1 of 17 pages

                                 INDEX

                                                           Page
                                                           ----

PART I

ITEM 1  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition    3

          Consolidated Statements of Earnings               4

          Consolidated Statements of Comprehensive Income   5

          Consolidated Statements of Cash Flows             6

          Notes to Consolidated Financial Statements        8

ITEM II   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS                                11

PART II - OTHER INFORMATION                                 16

SIGNATURES                                                  17

ITEM 1  FINANCIAL STATEMENTS

                       KENTUCKY FIRST BANCORP, INC.

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                        SEPTEMBER 30,   JUNE 30,
                                                           1998           1998
                                                        ------------   ----------
     ASSETS
Cash and due from banks                                   $   475       $     522
Interest-bearing deposits in other
  financial institutions                                      757           1,435
                                                          -------         -------
     Cash and cash equivalents                              1,232           1,957

Investment securities available for sale - at market        4,615           4,607
Investment securities - at amortized cost, approximate
  market value of $4,094 and $5,211 as of
  September 30, 1998 and June 30, 1998                      4,016           5,162
Mortgage-backed securities available for sale - at market   3,176           3,213
Mortgage-backed securities - at cost, approximate
  market value of $14,077 and $14,797 as of September
  30, 1998 and June 30, 1998                               13,684          14,680
Loans receivable - net                                     48,350          48,801
Office premises and equipment - at depreciated cost         1,337           1,356
Federal Home Loan Bank stock - at cost                      1,151           1,130
Accrued interest receivable                                   448             492
Prepaid expenses and other assets                             462             460
Prepaid federal income taxes                                   62             144
Deferred federal income tax assets                             40              44
                                                          -------         -------
     Total assets                                         $78,573         $82,046
                                                          =======         =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                  $55,964         $56,566
Advances from the Federal Home Loan Bank                    8,010          10,412
Accrued interest payable                                      100             117
Other liabilities                                             613             543
                                                          -------         -------
     Total liabilities                                     64,687          67,638

Shareholders' equity
  Preferred stock - authorized 500,000 shares of
    $.01 par value; no shares issued                            -               -
  Common stock - authorized 3,000,000 shares of
    $.01 par value; 1,388,625 shares issued                    14              14
  Additional paid-in capital                                9,291           9,291
  Retained earnings - restricted                            8,221           8,144
  Less shares acquired by stock benefit plans              (1,249)         (1,249)
  Less 190,181 and 147,520 shares of treasury stock
    - at  cost                                             (2,477)         (1,883)
  Unrealized gains on securities designated as
    available for sale, net of related tax effects             86              91
                                                          -------         -------
     Total shareholders' equity                            13,886          14,408
                                                          -------         -------
     Total liabilities and shareholders' equity           $78,573         $82,046
                                                          =======         =======

                    KENTUCKY FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS
                For the three months ended September 30,
                  (In thousands, except share data)

                                                               1998         1997
Interest income
  Loans                                                        $  996      $1,024
  Mortgage-backed securities                                      290         339
  Investment securities                                           144         222
  Interest-bearing deposits and other                              27          25
                                                               ------      ------
          Total interest income                                 1,457       1,610

Interest expense
  Deposits                                                        635         612
  Borrowings                                                      124         259
                                                               ------      ------
     Total interest expense                                       759         871
                                                               ------      ------

     Net interest income                                          698         739

Provision for losses on loans                                       8           8
                                                               ------      ------
     Net interest income after provision
       for losses on loans                                        690         731

Other income
  Gain on investment securities transactions                        -          11
  Service charges                                                  33          34
  Other operating                                                  10          10
                                                               ------      ------
     Total other income                                            43          55

General, administrative and other expense
  Employee compensation and benefits                              244         229
  Occupancy and equipment                                          42          36
  Federal deposit insurance premiums                                9           9
  Data processing                                                  33          34
  Other operating                                                  92          87
                                                               ------      ------
     Total general, administrative and other expense              420         395
                                                               ------      ------

     Earnings before income taxes                                 313         391

Federal income taxes
  Current                                                          81         157
  Deferred                                                          7         (33)
                                                               ------      ------
     Total federal income taxes                                    88         124
                                                               ------      ------
     NET EARNINGS                                              $  225      $  267
                                                               ======      ======
     EARNINGS PER SHARE
       Basic                                                   $  .20      $  .22
                                                               ======      ======

       Diluted                                                 $  .19      $  .21
                                                               ======      ======

                    KENTUCKY FIRST BANCORP, INC.

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              For the three months ended September 30,
                           (In thousands)

                                                              1998       1997

Net earnings                                                  $225       $267

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during
    the period                                                 (5)         73
                                                              ----       ----
Comprehensive income                                          $220       $340
                                                              ====       ====

                    KENTUCKY FIRST BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the three months ended September 30,
                           (In thousands)

                                                             1998          1997
Cash flows from operating activities:
  Net earnings for the period                               $   225      $   267
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net           (4)          (7)
    Amortization of deferred loan origination fees               (6)         (10)
    Depreciation and amortization                                19           17
    Provision for losses on loans                                 8            8
    Gain on investment securities transactions                    -          (11)
    Federal Home Loan Bank stock dividends                      (21)         (19)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                44          111
      Prepaid expenses and other assets                          (2)           5
      Accrued interest payable                                  (17)          (2)
      Other liabilities                                          70           61
      Federal income taxes
        Current                                                  82          116
        Deferred                                                  7          (33)
                                                            -------      -------
            Net cash provided by operating activities           405          503

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as
    available for sale                                            -         (994)
  Proceeds from maturity of investment securities             1,146          921
  Principal repayments on mortgage-backed securities          1,021        1,014
  Purchase of loans                                               -         (846)
  Loan principal repayments                                   2,853        2,862
  Loan disbursements                                         (2,404)      (2,414)
  Purchase of office premises and equipment                      -           (17)
                                                            -------      -------
            Net cash provided by investing activities        2,616           526

Cash flows provided by (used in) financing activities:
  Net decrease in deposits                                     (602)        (692)
  Proceeds from Federal Home Loan Bank advances               5,400        3,650
  Repayment of Federal Home Loan Bank advances               (7,802)      (3,852)
  Proceeds from exercise of stock options                        18            -
  Purchase of treasury stock                                   (612)        (204)
  Dividends on common stock                                    (148)        (152)
                                                            -------      -------
            Net cash used in financing activities            (3,746)      (1,250)
                                                            -------      -------
Net decrease in cash and cash equivalents                      (725)        (221)

Cash and cash equivalents at beginning of period              1,957        1,267
                                                            -------      -------
Cash and cash equivalents at end of period                  $ 1,232      $ 1,046
                                                            =======      =======

                    KENTUCKY FIRST BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

              For the three months ended September 30,


                                                            1998         1997
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                    $    -         $   40
                                                           ======         ======
   Interest on deposits and borrowings                     $  776         $  873
                                                           ======         ======
Supplemental disclosure of noncash investing activities:
 Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects         $   (5)        $   73
                                                           ======         ======

             KENTUCKY FIRST BANCORP, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 1998 and 1997

1.   Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank
(the "Savings Bank"). All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Pursuant to SFAS No. 128, basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 80,153 unallocated ESOP shares, totaled 1,149,796, for the three month period ended September 30, 1998. Weighted-average common shares deemed outstanding, which gives effect to 92,574 unallocated ESOP shares, totaled 1,219,593 for the three month period ended September 30, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,201,663 and 1,258,278 for the three month periods ended September 30, 1998 and 1997, respectively.

4. Effects of Recent Accounting Pronouncements
   -------------------------------------------

In June 1997, the Financial Accounting Standards Board ( the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that

            KENTUCKY FIRST BANCORP, INC.

For the three months ended September 30, 1998 and 1997


4. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Corporation adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Corporation adopted SFAS No. 131 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

            KENTUCKY FIRST BANCORP, INC.

For the three months ended September 30, 1998 and 1997


4. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

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


Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998
------------------

At September 30, 1998, the Corporation's consolidated total assets amounted to $78.6 million, a decrease of $3.5 million, or
4.2 %, from the total at June 30, 1998. The decrease in assets resulted primarily from a decrease of $2.4 million in advances from the Federal Home Loan Bank, a decrease in deposits of $602,000 and a decline in shareholders' equity of $522,000.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $1.9 million over the three month period, to a total of $9.9 million at September 30, 1998. Investment securities totaling $1.1 million matured during the period. Mortgage-backed securities totaled $16.9 million at September 30, 1998, a decrease of $1.0 million, or 5.8% from June 30, 1998 levels. The decrease resulted primarily from principal repayments of $1.0 million during the period. Excess liquid assets and proceeds from maturities of investment and mortgage-backed securities were partially used to fund net deposit withdrawals, repayments of Federal Home Loan Bank advances and purchases of treasury shares.

Loans receivable decreased by $451,000, or .9%, during the three month period, to a total of $48.4 million at September 30, 1998. Loan disbursements amounted to $2.4 million and were partially offset by principal repayments of $2.9 million. The allowance for loan losses totaled $391,000 at September 30, 1998, as compared to $384,000 at June 30, 1998. Nonperforming loans totaled $191,000 at September 30, 1998, as compared to $141,000 at June 30, 1998. The allowance for loan losses represented 204.7% of nonperforming loans as of September 30, 1998 and 272.3% at June 30, 1998. Although management believes that its allowance for loan losses at September 30, 1998 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $56.0 million at September 30, 1998, a decrease of $602,000, or 1.1%, from June 30, 1998 levels. During the current period, management has not attempted to match premium deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

            KENTUCKY FIRST BANCORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

Advances from the Federal Home Loan Bank totaled $8.0 million at September 30, 1998, a decrease of $2.4 million, or 23.1%, from the total at June 30, 1998, as proceeds from maturities of investment and mortgage-backed securities were utilized to repay such advances.

The Corporation's shareholders' equity amounted to $13.9 million at September 30, 1998, a decrease of $522,000, or 3.6%, from June 30, 1998 levels. The decrease resulted primarily from purchases of treasury stock totaling $612,000 and dividends paid on common stock totaling $148,000, which were partially offset by 1998 period net earnings of $225,000.

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

At September 30, 1998, the Savings Bank's tangible and core capital totaled $12.6 million, or 16.1%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.2 million and $2.3 million by $11.4 million and $10.3 million, respectively. The Savings Bank's risk-based capital of $12.9 million, or 28.3% of risk-weighted assets, exceeded the current 8% requirement by $9.3 million.


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended September 30, 1998 and 1997
---------------------------------

General
-------

Net earnings amounted to $225,000 for the three months ended September 30, 1998, a decrease of $42,000, or 15.7%, from the $267,000 of net earnings reported for the same period in 1997. The decrease in net earnings in the current period was due to a $41,000 decrease in net interest income, a $12,000 decrease in other income and a $25,000 increase in general administrative and other expense, which were partially offset by a $36,000 decrease in the provision for federal income taxes.

            KENTUCKY FIRST BANCORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended September 30, 1998 and 1997 (continued)
---------------------------------

Net Interest Income
-------------------

Net interest income decreased by $41,000, or 5.5%, for the three months ended September 30, 1998, compared to the 1997 period. Interest income on loans decreased by $28,000, or 2.7%, due primarily to a $1.6 million, or 3.3%, decrease in the weighted-average balance of loans outstanding year to year, which was partially offset by an increase in yield. Interest income on mortgage-backed securities decreased by $49,000, or 14.5%, due primarily to a $3.3 million, or 15.9%, decrease in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $76,000, or 30.8%, due primarily to a decline in the average yields available on short-term deposits.

Interest expense on deposits increased by $23,000, or 3.8%, due primarily to a $1.4 million, or 2.6%, increase in the weighted-average balance of deposits outstanding, coupled with an increase in the cost of deposits year to year. Interest expense on borrowings decreased by $135,000 during the current period, due primarily to a $9.2 million decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $41,000, or 5.5%, to a total of $698,000 for the three months ended September 30, 1998, as compared to the comparable period in 1997. The interest rate spread amounted to approximately 2.86% and 2.60% during the respective 1998 and 1997 three month periods, while the net interest margin amounted to approximately 3.57% in 1998 and 3.35% in 1997.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded an $8,000 provision for losses on loans during each of the three month periods ended September 30, 1998 and 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income decreased by $12,000, or 21.8%, for the three months ended September 30, 1998, compared to the same period in 1997, due primarily to an $11,000 gain on investment securities transactions recorded in the 1997 period.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended September 30, 1998 and 1997 (continued)
---------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $25,000, or 6.3%, during the three month period ended September 30, 1998, compared to the same period in 1997.

The increase in general, administrative and other expense resulted from a $15,000, or 6.6%, increase in employee compensation and benefits, a $6,000, or 16.7%, increase in occupancy and equipment and a $5,000, or 5.7%, increase in other operating expense.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $36,000, or 29.0%, for the three month period ended September 30, 1998, as compared to the same period in 1997. This decrease resulted primarily from the decrease in net earnings before taxes of $78,000, or 19.9%. The effective tax rates were 28.1% and 31.7% for the three month periods ended September 30, 1998 and 1997, respectively.

Year 2000 Compliance Matters
----------------------------

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

As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, the Savings Bank identified the operating systems that is considers critical to the on-going operations of the Savings Bank. The Savings Bank is working with companies that supply or service its information technology systems to remedy any year 2000 problems.

Of the systems that the Savings Bank identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider is converting its hardware to a new Year 2000 compliant system. The Savings Bank's conversion to this new system was completed on October 17, 1998. The service provider successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. On November 15, 1998, the Savings Bank is scheduled to perform final customer testing, which is designed to test the Savings Bank's unique equipment configuration and communications link to the service provider.

               KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)
----------------------------

The Savings Bank is in the process of evaluating its non-technological systems to determine whether such systems have embedded technology that could be affected by the Year 2000 problem. As of the date hereof, the Savings Bank does not anticipate that any problems with any such systems will have a material adverse effect on the Savings Bank.

In September 1998, the Savings Bank developed a contingency plan in case the mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the bank deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote; however, a more likely scenario is that the service provider's system will be down for several days or weeks upon arrival of Year 2000. The plan, therefore, primarily addresses action to deal with the latter possibility rather than with a catastrophic event. The Savings Bank does not consider contingency planning to be a static process; therefore, the plan will be amended to address a catastrophic event if testing results indicate greater concern.

Management of the Savings Bank has developed an estimate of expenses that are reasonably likely to be incurred by the Savings Bank in connection with this issue; however, the Savings Bank does not expect to incur significant expense to implement the necessary corrective measurers. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment Year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

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

          None

ITEM 5.   Other Information
          -----------------

          None

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Reports on
           Form 8-K:     None

          Exhibits:
                   27.1  Financial Data Schedule for the three
                         months ended September 30, 1998.

                   27.2  Restated Financial Data Schedule for
                         the three months ended September 30,
                         1997.

                   KENTUCKY FIRST BANCORP, INC.

                           SIGNATURES
                           ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 1998    By:  /s/Betty J. Long
                                -------------------------
                                Betty J. Long
                                President and Chief
                                Executive Officer



Date: November 13, 1998    By:  /s/Russell M. Brooks
                                -------------------------
                                Russell M. Brooks
                                Executive Vice President and
                                Financial Officer