Form 10QSB
period 1998-12-31
KENTUCKY FIRST BANCORP INC
filed 1999-02-09
CIK 943891

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998
                                       -----------------
                               OR

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

As of February 4, 1999, the latest practicable date, 1,200,514 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

Transitional small business disclosure format (check one):

Yes               No  X
    -----           -----

                         Page 1 of 19 pages

                                 INDEX

                                                           Page
                                                           ----

PART I

ITEM 1  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition    3

          Consolidated Statements of Earnings               4

          Consolidated Statements of Comprehensive Income   5

          Consolidated Statements of Cash Flows             6

          Notes to Consolidated Financial Statements        8

ITEM II   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS                                11

PART II - OTHER INFORMATION                                 18

SIGNATURES                                                  19

ITEM 1  FINANCIAL STATEMENTS

                       KENTUCKY FIRST BANCORP, INC.

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                         DECEMBER 31,   JUNE 30,
                                                           1998           1998
                                                        ------------   ----------
     ASSETS
Cash and due from banks                                    $   636    $   522
Interest-bearing deposits in other financial
  institutions                                                 954      1,435
                                                           -------    -------
     Total cash and cash equivalents                         1,590      1,957

Investment securities available for sale - at market         8,572      4,607
Investment securities - at amortized cost, approximate
  market value of $3,087 and $5,211 as of
  December 31, 1998 and June 30, 1998                        3,021      5,162
Mortgage-backed securities available for sale -
  at market                                                  4,141      3,213
Mortgage-backed securities - at cost, approximate
  market value of $12,190 and $14,797 as of December 31,
  1998 and June 30, 1998                                    11,937     14,680
Loans receivable - net                                      47,081     48,801
Office premises and equipment - at depreciated cost          1,318      1,356
Federal Home Loan Bank stock - at cost                       1,171      1,130
Accrued interest receivable                                    406        492
Prepaid expenses and other assets                              449        460
Prepaid federal income taxes                                   197        144
Deferred federal income tax assets                              23         44
                                                           -------    -------
     Total assets                                          $79,906    $82,046
                                                           =======    =======
     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                   $58,071    $56,566
Advances from the Federal Home Loan Bank                     7,108     10,412
Accrued interest payable                                        96        117
Other liabilities                                              680        543
                                                           -------    -------
     Total liabilities                                      65,955     67,638

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01
    par value; no shares issued                                  -          -
  Common stock, authorized 3,000,000 shares of $.01
    par value; 1,388,625 shares issued                          14         14
  Additional paid-in capital                                 9,277      9,291
  Retained earnings - restricted                             8,277      8,144
  Less shares acquired by stock benefit plans               (1,249)    (1,249)
  Less 188,111 and 147,520 shares of treasury stock -
    at cost                                                 (2,452)    (1,883)
  Unrealized gains on securities designated as available
    or sale, net of related tax effects                         84         91
                                                           -------    -------
     Total shareholders' equity                             13,951     14,408
                                                           -------    -------
     Total liabilities and shareholders' equity            $79,906    $82,046
                                                           =======    =======

                    KENTUCKY FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS
                  (In thousands, except share data)

                                          SIX MONTHS ENDED        THREE MONTHS ENDED
                                             DECEMBER 31,             DECEMBER 31,
                                         ---------------------    --------------------
                                            1998        1997        1998        1997
                                         ----------  ---------    --------    --------
Interest income
  Loans                                  $1,988       $2,059       $  992      $1,035
  Mortgage-backed securities                558          664          268         325
  Investment securities                     273          423          129         201
  Interest-bearing deposits and other        54           48           27          23
                                         ------       ------       ------      ------
     Total interest income                2,873        3,194        1,416       1,584

Interest expense
  Deposits                                1,254        1,224          619         612
  Borrowings                                222          503           98         244
                                         ------       ------       ------      ------
     Total interest expense               1,476        1,727          717         856
                                         ------       ------       ------      ------
     Net interest income                  1,397        1,467          699         728

Provision for losses on loans                15           18            7          10
                                         ------       ------       ------      ------
     Net interest income after provision
       for losses on loans                1,382        1,449          692         718

Other income
  Gain on investment securities
    transactions                              5           16            5           5
  Service charges                            65           65           32          31
  Other operating                            19           19            9           9
                                         ------       ------       ------      ------
     Total other income                      89          100           46          45

General, administrative and other expense
  Employee compensation and benefits        518          508          274         279
  Occupancy and equipment                    83           73           41          37
  Federal deposit insurance premiums         17           17            8           8
  Data processing                            63           63           30          29
  Other operating                           204          201          112         114
                                         ------       ------       ------      ------
     Total general, administrative and
       other expense                        885          862          465         467
                                         ------       ------       ------      ------
     Earnings before income taxes           586          687          273         296

Federal income taxes
  Current                                   139          207           58          50
  Deferred                                   29            6           22          39
                                         ------       ------       ------      ------
     Total federal income taxes             168          213           80          89
                                         ------       ------       ------      ------

     NET EARNINGS                        $  418       $  474       $  193      $  207
                                         ======       ======       ======      ======
     EARNINGS PER SHARE
       Basic                             $  .37       $  .39       $  .17      $  .17
                                         ======       ======       ======      ======
       Diluted                           $  .35       $  .38       $  .17      $  .16
                                         ======       ======       ======      ======

                    KENTUCKY FIRST BANCORP, INC.

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                           SIX MONTHS ENDED        THREE MONTHS ENDED
                                              DECEMBER 31,             DECEMBER 31,
                                         ---------------------    --------------------
                                            1998        1997        1998        1997
                                         ----------  ---------    --------    --------
Net earnings                             $  418      $ 474        $  193       $  207
Other comprehensive income, net of tax:
    Unrealized holding gains (losses)
      on securities during the period        (7)        70            (2)          (3)
  Reclassification adjustment for
      realized gains included
      In earnings                             -         (5)            -           (5)
                                         ------     ------        ------       ------
Comprehensive income                     $  411     $  539        $  191       $  199
                                         ======     ======        ======       ======

                    KENTUCKY FIRST BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the six months ended December 31,
                              (In thousands)

                                                             1998          1997
Cash flows from operating activities:
  Net earnings for the period                                $  418      $   474
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net           (7)         (14)
    Depreciation and amortization                                43           27
    Amortization of deferred loan origination fees              (14)         (17)
    Provision for losses on loans                                15           18
    Amortization of expense related to stock benefit plans      141          150
    Gain on investment securities transactions                   (5)         (16)
    Federal Home Loan Bank stock dividends                      (41)         (39)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                87           49
      Prepaid expenses and other assets                          13          (14)
      Accrued interest payable                                  (20)          (1)
      Other liabilities                                         (18)         (58)
      Federal income taxes
        Current                                                 (58)         (68)
        Deferred                                                 29            6
                                                             -------       ------
     Net cash provided by operating activities                  583          497

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities             2,182        2,094
  Purchase of investment securities designated as
    available for sale                                       (3,974)      (1,212)
  Purchase of mortgage-backed securities designated as
    available for sale                                       (1,013)           -
  Principal repayments on mortgage-backed securities          2,796        1,736
  Purchase of loans                                            (310)           -
  Loan principal repayments                                   6,621        5,333
  Loan disbursements                                         (4,581)      (6,050)
  Purchase of office premises and equipment                      (5)         (14)
                                                             -------       ------
     Net cash provided by investing activities                1,716        1,887

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                         1,505         (599)
  Proceeds from Federal Home Loan Bank advances               4,400        6,700
  Repayment of Federal Home Loan Bank advances               (7,704)      (8,704)
  Purchase of treasury stock                                   (631)        (271)
  Proceeds from exercise of stock options                        48            -
  Dividends on common stock                                    (284)        (305)
                                                            -------      -------
     Net cash used in financing activities                   (2,666)      (3,179)
                                                            -------      -------

Net decrease in cash and cash equivalents                      (367)        (795)

Cash and cash equivalents at beginning of period              1,957        1,267
                                                            -------      -------
Cash and cash equivalents at end of period                  $ 1,590      $   472
                                                            =======      =======



                    KENTUCKY FIRST BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

               For the six months ended December 31,


                                                            1998         1997
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                    $  198         $  276
                                                           ======         ======
   Interest on deposits and borrowings                     $1,497         $1,728
                                                           ======         ======
Supplemental disclosure of noncash investing activities:
 Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects         $   (7)        $   65
                                                           ======         ======

             KENTUCKY FIRST BANCORP, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six and three months ended December 31, 1998 and 1997

1.   Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank
(the "Savings Bank"). All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Pursuant to SFAS No. 128, basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 80,153 unallocated ESOP shares, totaled 1,133,370 and 1,116,944, for the six and three month periods ended December 31, 1998. Weighted-average common shares deemed outstanding, which gives effect to 92,574 unallocated ESOP shares, totaled 1,213,172 and 1,206,750 for the six and three month periods ended December 31, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,179,195 and 1,157,296 for the six and three month periods ended December 31, 1998 and totaled 1,259,762 and 1,260,963 for the six and three month periods ended December 31, 1997, respectively.

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

            KENTUCKY FIRST BANCORP, INC.

For the six and three months ended December 31, 1998 and 1997

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

            KENTUCKY FIRST BANCORP, INC.

For the six and three months ended December 31, 1998 and 1997


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

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
December 31, 1998
-----------------

At December 31, 1998, the Corporation's consolidated total assets amounted to $79.9 million, a decrease of $2.1 million, or 2.6%, from the total at June 30, 1998. The decrease in assets resulted primarily from a decrease of $3.3 million in advances from the Federal Home Loan Bank and a decline in shareholders' equity of $457,000, offset by an increase in deposits of $1.5 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $1.5 million, or 12.4%, over the six month period, to a total of $13.2 million at December 31, 1998. Investment securities totaling $2.2 million matured or were called during the period. Purchases of investment securities during the period were $4.0 million. The increase in liquid assets was funded by net increases in deposits and by repayments of loans and mortgage-backed securities. Mortgage-backed securities totaled $16.1 million at December 31, 1998, a decrease of $1.8 million, or 10.1%, from June 30, 1998 levels. The decrease in mortgage-backed securities resulted from principal repayments of $2.8 million during the period offset by purchases of $1.0 million.

Loans receivable decreased by $1.7 million, or 3.5%, during the six month period, to a total of $47.1 million at December 31, 1998. Loan disbursements amounted to $4.6 million and were offset by principal repayments of $6.6 million. The allowance for loan losses totaled $399,000 at December 31, 1998, as compared to $384,000 at June 30, 1998. Nonperforming loans totaled $112,000 at December 31, 1998, as compared to $141,000 at June 30, 1998. The allowance for loan losses represented 356.3% of nonperforming loans as of December 31, 1998 and 272.3% at June 30, 1998. Although management believes that its allowance for loan losses at December 31, 1998 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $58.1 million at December 31, 1998, a increase of $1.5 million, or 2.7%, from June 30, 1998 levels. During the current period, management has not attempted to match premium deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

                KENTUCKY FIRST BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
December 31, 1998 (continued)
-----------------

Advances from the Federal Home Loan Bank totaled $7.1 million at December 31, 1998, a decrease of $3.3 million, or 31.7%, from the total at June 30, 1998, as proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities were partially utilized to repay such advances.

The Corporation's shareholders' equity amounted to $14.0 million at December 31, 1998, a decrease of $457,000, or 3.2%, from June 30, 1998 levels. The decrease resulted primarily from purchases of treasury stock totaling $631,000 and dividends paid on common stock totaling $284,000, which were partially offset by 1998 period net earnings of $418,000.

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

At December 31, 1998, the Savings Bank's tangible and core capital totaled $11.3 million, or 14.1%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.2 million and $2.4 million by $10.1 million and $8.9 million, respectively. The Savings Bank's risk-based capital of $11.7 million, or 26.0% of risk-weighted assets, exceeded the current 8% of risk-weighted assets requirement by $8.1 million.


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1998 and 1997
--------------------------

General
-------

Net earnings amounted to $418,000 for the six months ended December 31, 1998, a decrease of $56,000, or 11.8%, from the $474,000 of net earnings reported for the same period in 1997. The decrease in net earnings in the current period was due to a $70,000 decrease in net interest income, an $11,000 decrease in other income and a $23,000 increase in general administrative and other expense, which were partially offset by a $3,000 decrease in the provision for losses on loans and a $45,000 decrease in the provision for federal income taxes.

            KENTUCKY FIRST BANCORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1998 and 1997 (continued)
--------------------------

Net Interest Income
-------------------

Net interest income decreased by $70,000, or 4.8%, for the six months ended December 31, 1998, compared to the 1997 period. Interest income on loans decreased by $71,000, or 3.4%, due primarily to a $1.2 million, or 2.4%, decrease in the weighted-average balance of loans outstanding year to year and due to a 9 basis point decrease in the average yield on loans, from 8.27% to 8.18%. Interest income on mortgage-backed securities decreased by $106,000, or 16.0%, due to a $3.3 million, or 16.3%, decrease in the weighted-average balance outstanding year to year. Interest income on investment securities and interest-bearing deposits decreased by $144,000, or 30.6%, due primarily to a $4.0 million, or 26.1%, decrease in the weighted-average balance outstanding and due to a decline in the average yields available on investment securities and interest-bearing deposits.

Interest expense on deposits increased by $30,000, or 2.5%, due primarily to a $1.8 million, or 3.3%, increase in the weighted-average balance of deposits outstanding, offset by a decrease in the average cost of deposits year to year, from 4.47% to 4.43%. Interest expense on borrowings decreased by $281,000, or 55.9%, during the current period due to a $10.4 million, or 56.2%, decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $70,000, or 4.8%, to a total of $1.4 million for the six months ended December 31, 1998, as compared to the same period in 1997. The interest rate spread amounted to approximately 2.92% and 2.77% during the respective 1998 and 1997 six month periods, while the net interest margin amounted to approximately 3.64% in 1998 and 3.44% in 1997.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $15,000 and an $18,000 provision for losses on loans during the six month periods ended December 31, 1998 and 1997, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income decreased by $11,000, or 11.0%, for the six months ended December 31, 1998, compared to the same period in 1997, due primarily to an $11,000, or 68.8%, decrease in gain on investment securities transactions for the six months ended December 31, 1998, compared to the 1997 period.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1998 and 1997 (continued)
--------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $23,000, or 2.7%, during the six month period ended December 31, 1998, compared to the same period in 1997. The increase in general, administrative and other expense resulted from a $10,000, or 2.0%, increase in employee compensation and benefits, a $10,000, or 13.7%, increase in occupancy and equipment and a $3,000, or 1.5%, increase in other operating expense. The increase in occupancy and equipment expense was primarily due to an increase in depreciation expense on furniture, fixture and equipment during the six month period ended December 31, 1998.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $45,000, or 21.1%, for the six month period ended December 31, 1998, as compared to the same period in 1997. This decrease resulted primarily from the decrease in net earnings before taxes of $101,000, or 14.7%. The effective tax rates were 28.7% and 31.0% for the six month periods ended December 31, 1998 and 1997, respectively.


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended December 31, 1998 and 1997
--------------------------------

General
-------

Net earnings amounted to $193,000 for the three months ended December 31, 1998, a decrease of $14,000, or 6.8%, from the $207,000 of net earnings reported for the same period in 1997. The decrease in net earnings in the current period was due to a $29,000 decrease in net interest income, offset by a $3,000 decrease in provision for losses on loans, a $1,000 increase in other income, a $2,000 decrease in general administrative and other expense, and a $9,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income decreased by $29,000, or 4.0%, for the three months ended December 31, 1998, compared to the 1997 period. Interest income on loans decreased by $43,000, or 4.2%, due primarily to a $1.6 million, or 3.2%, decrease in the weighted-average balance of loans outstanding year to year and due to a 10 basis point decrease in the average yield on loans, from 8.31% to 8.21%. Interest income on mortgage-backed securities decreased by $57,000, or 17.5%, due primarily to a $3.2 million, or 16.2%, decrease in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $68,000, or 30.4%, due primarily to a decrease in the weighted-average balance outstanding of $3.7 million, or 25.0%, and due to a decline in the average yields available on investment securities and interest-bearing deposits.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended December 31, 1998 and 1997 (continued)
--------------------------------

Net Interest Income (continued)
-------------------

Interest expense on deposits increased by $7,000, or 1.1%, due to a $2.1 million, or 3.9%, increase in the weighted-average balance of deposits outstanding, offset by a 12 basis point decrease in the average cost of deposits year to year, from 4.50% to 4.38%. Interest expense on borrowings decreased by $146,000, or 59.8%, during the current period, due to a $10.6 million, or 59.2%, decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $29,000, or 4.0%, to a total of $699,000 for the three months ended December 31, 1998, as compared to the same period in 1997. The interest rate spread amounted to approximately 2.98% and 2.78% during the respective 1998 and 1997 three month periods, while the net interest margin amounted to approximately 3.69% in 1998 and 3.45% in 1997.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $7,000 and a $10,000 provision for losses on loans during the three month periods ended December 31, 1998 and 1997, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $1,000, or 2.2%, for the three months ended December 31, 1998, compared to the same period in 1997, due to a $1,000, or 3.2%, increase in service charges for the three months ended December 31, 1998 compared to the 1997 period.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $2,000, or 0.4%, during the three month period ended December 31, 1998, compared to the same period in 1997. The decrease in general, administrative and other expense resulted from a $5,000, or 1.8%, decrease in employee compensation and benefits, and a $2,000, or 1.8%, decrease in other operating expense offset by a $4,000, or 10.8%, increase in occupancy and equipment and a $1,000, or 3.4%, increase in data processing.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended December 31, 1998 and 1997 (continued)
--------------------------------

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $9,000, or 10.1%, for the three month period ended December 31, 1998, as compared to the same period in 1997. This decrease resulted primarily from the decrease in net earnings before taxes of $23,000, or 7.8%. The effective tax rates were 29.3% and 30.1% for the three month periods ended December 31, 1998 and 1997, respectively.

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

As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, the Savings Bank identified the operating systems that it considers critical to the on-going operations of the Savings Bank. The Savings Bank is working with companies that supply or service its information technology systems to remedy any year 2000 problems.

Of the systems that the Savings Bank identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider is converting its hardware to a new Year 2000 compliant system. The Savings Bank's conversion to this new system was completed on October 17, 1998. The service provider successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. On November 15, 1998, the Savings Bank performed final customer testing, which was designed to test the Savings Bank's unique equipment configuration and communications link to the service provider.

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

              KENTUCKY FIRST BANCORP, INC.

                       PART II


ITEM 1.   Legal Proceedings
          -----------------

          Not applicable

ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On November 11, 1998, the Annual Meeting of the
          Corporation's Shareholders was held. Three directors nominated were elected to terms expiring in 2001 by the following votes:

          Betty J. Long
               For:    1,097,433      Withheld:  8,280

          Milton G. Rees
               For:    1,098,513      Withheld:  7,200

          Wilbur H. Wilson
               For:    1,098,513      Withheld:  7,200

ITEM 5.   Other Information
          -----------------

          None

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Reports on Form 8-K: None

          Exhibits: 27         Financial Data Schedule for the
                               six months ended December 31,
                               1998

                   KENTUCKY FIRST BANCORP, INC.

                           SIGNATURES
                           ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 9, 1999    By:  /s/Betty J. Long
                                -------------------------
                                Betty J. Long
                                President and Chief
                                Executive Officer



Date: February 9, 1999    By:  /s/Russell M. Brooks
                                -------------------------
                                Russell M. Brooks
                                Executive Vice President and
                                Financial Officer