Form 10QSB
period 1999-03-31
KENTUCKY FIRST BANCORP INC
filed 1999-05-17
CIK 943891

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                       --------------
                               OR

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


Issuer's telephone number, including area code:(606)234-1440
                                               -------------

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
    -----           -----

As of May 6, 1999, the latest practicable date, 1,188,914 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

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

ITEM 1  FINANCIAL STATEMENTS

                       KENTUCKY FIRST BANCORP, INC.

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                          MARCH 31,     JUNE 30,
                                                            1999          1998
                                                        ------------   ----------
     ASSETS
Cash and due from banks                                    $   688    $   522
Interest-bearing deposits in other financial
  institutions                                               1,793      1,435
                                                           -------    -------
     Total cash and cash equivalents                         2,481      1,957

Investment securities available for sale - at market         5,962      4,607
Investment securities held to maturity - at amortized cost,
  approximate market value of $1,685 and $5,211 as of
  March 31, 1999 and June 30, 1998                           1,630      5,162
Mortgage-backed securities available for sale - at market    6,915      3,213
Mortgage-backed securities held to maturity - at
  amortized cost,  approximate market value of $10,885
  and $14,797 as of March 31, 1999 and June 30, 1998        10,775     14,680
Loans receivable - net                                      47,446     48,801
Office premises and equipment - at depreciated cost          1,301      1,356
Federal Home Loan Bank stock - at cost                       1,191      1,130
Accrued interest receivable                                    447        492
Prepaid expenses and other assets                              462        460
Prepaid federal income taxes                                   200        144
Deferred federal income tax assets                              63         44
                                                           -------    -------
     Total assets                                          $78,873    $82,046
                                                           =======    =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                   $57,588    $56,566
Advances from the Federal Home Loan Bank                     6,506     10,412
Accrued interest payable                                        93        117
Other liabilities                                              790        543
                                                           -------    -------
     Total liabilities                                      64,977     67,638

Shareholders' equity
  Preferred stock - authorized 500,000 shares of
    $.01 par value; no shares issued                             -          -
  Common stock, authorized 3,000,000 shares of
    $.01 par value;    1,388,625 shares issued                  14         14
  Additional paid-in capital                                 9,272      9,291
  Retained earnings - restricted                             8,365      8,144
  Less shares acquired by stock benefit plans               (1,249)    (1,249)
  Less 194,411 and 147,520 shares of treasury
      stock - at cost                                       (2,541)    (1,883)
  Unrealized gains on securities designated as available
      for sale, net of related tax effects                      35         91
                                                           -------    -------
     Total shareholders' equity                             13,896     14,408
                                                           -------    -------

     Total liabilities and shareholders' equity            $78,873    $82,046
                                                           =======    =======

                    KENTUCKY FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS
                  (In thousands, except share data)

                                          NINE MONTHS ENDED        THREE MONTHS ENDED
                                               MARCH 31,                MARCH 31,
                                         ---------------------    --------------------
                                            1999        1998        1999        1998
                                         ----------  ---------    --------    --------
Interest income
  Loans                                   $2,950      $3,083       $  962       $1,024
  Mortgage-backed securities                 825         980          267          316
  Investment securities                      415         609          142          186
  Interest-bearing deposits and other         93          72           39           24
                                          ------      ------       ------       ------
           Total interest income           4,283       4,744        1,410        1,550

Interest expense
  Deposits                                 1,839       1,837          585          613
  Borrowings                                 306         697           84          194
                                          ------      ------       ------       ------
     Total interest expense                2,145       2,534          669          807
                                          ------      ------       ------       ------

     Net interest income                   2,138       2,210          741          743

Provision for losses on loans                 23          25            8            7
                                          ------      ------       ------       ------
     Net interest income after
       provision for losses on loans       2,115       2,185          733          736

Other income
  Gain on investment securities
    transactions                               5          16            -            -
  Service charges                             98          96           33           31
  Other operating                             37          31           18           12
                                          ------      ------       ------       ------
     Total other income                      140         143           51           43

General, administrative and other expense
  Employee compensation and benefits         778         745          260          237
  Occupancy and equipment                    132         110           49           37
  Federal deposit insurance premiums          25          26            8            9
  Data processing                             97          96           34           33
  Other operating                            316         298          112           97
                                          ------      ------       ------       ------
     Total general, administrative and
       other expense                       1,348       1,275          463          413
                                          ------      ------       ------       ------
     Earnings before income taxes            907       1,053          321          366

Federal income taxes
  Current                                    246         337          107          130
  Deferred                                    15          (4)         (14)         (10)
                                          ------      ------       ------       ------
     Total federal income taxes              261         333           93          120
                                          ------      ------       ------       ------
     NET EARNINGS                         $  646      $  720       $  228       $  246
                                          ======      ======       ======       ======
     EARNINGS PER SHARE
       Basic                              $  .57      $  .60       $  .20       $  .21
                                          ======      ======       ======       ======

       Diluted                            $  .55      $  .58       $  .20       $  .20
                                          ======      ======       ======       ======

                    KENTUCKY FIRST BANCORP, INC.

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                           NINE MONTHS ENDED        THREE MONTHS ENDED
                                               MARCH 31,                 MARCH 31,
                                         ---------------------    --------------------
                                            1999        1998        1999        1998
                                         ----------  ---------    --------    --------
Net earnings                             $  646      $ 720        $  228       $  246
Other comprehensive income, net of tax:
    Unrealized holding gains (losses)
      on securities during the period       (56)        35           (49)         (33)
  Reclassification adjustment for
      realized gains included
      in earnings                             -         (3)            -            -
                                         ------     ------        ------       ------
Comprehensive income                     $  590     $  752        $  179       $  213
                                         ======     ======        ======       ======

                    KENTUCKY FIRST BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the nine months ended March 31,
                              (In thousands)

                                                             1999          1998
Cash flows from operating activities:
  Net earnings for the period                                $  646     $    720
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net          (10)         (31)
    Depreciation and amortization                                68           41
    Amortization of deferred loan origination fees              (22)         (22)
    Provision for losses on loans                                23           25
    Amortization of expense related to stock benefit plans      211          226
    Gain on investment securities transactions                   (5)         (16)
    Federal Home Loan Bank stock dividends                      (61)         (58)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                46          169
      Prepaid expenses and other assets                          10          (36)
      Accrued interest payable                                  (24)         (27)
      Other liabilities                                          10          (32)
      Federal income taxes
        Current                                                 (62)         (10)
        Deferred                                                 15           (4)
                                                            -------     --------
           Net cash provided by operating activities            845          945

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities             6,560        6,463
  Proceeds from sale of investment securities                     -          155
  Purchase of investment securities designated as
    available for sale                                       (4,374)      (1,810)
  Purchase of mortgage-backed securities designated as
    available for sale                                       (3,975)           -
  Principal repayments on mortgage-backed securities          4,097        2,297
  Purchase of loans                                          (1,938)           -
  Loan principal repayments                                  11,661        8,175
  Loan disbursements                                         (8,355)      (8,526)
  Purchase of office premises and equipment                     (12)         (13)
                                                            -------     --------
           Net cash provided by investing activities          3,664        6,741

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                    1,022          776
  Proceeds from Federal Home Loan Bank advances               4,900       17,400
  Repayment of Federal Home Loan Bank advances               (8,806)     (24,606)
  Purchase of treasury stock                                   (767)      (1,124)
  Proceeds from exercise of stock options                        90           34
  Dividends on common stock                                    (424)        (455)
                                                            -------     --------
           Net cash used in financing activities             (3,985)      (7,975)
                                                            -------     --------

Net increase (decrease) in cash and cash equivalents            524         (289)

Cash and cash equivalents at beginning of period              1,957        1,267
                                                            -------     --------
Cash and cash equivalents at end of period                  $ 2,481     $    978
                                                            =======     ========

                    KENTUCKY FIRST BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

               For the nine months ended March 31,
                         (In thousands)


                                                            1999         1998
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                    $  308         $  356
                                                           ======         ======
   Interest on deposits and borrowings                     $2,169         $2,561
                                                           ======         ======
Supplemental disclosure of noncash investing activities:
 Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects         $  (56)        $   32
                                                           ======         ======

             KENTUCKY FIRST BANCORP, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine and three months ended March 31, 1999 and 1998

1.   Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank
(the "Savings Bank"). All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 80,153 unallocated ESOP shares, totaled 1,128,014 and 1,117,063, for the nine and three month periods ended March 31, 1999. Weighted-average common shares deemed outstanding, which gives effect to 92,574 unallocated ESOP shares, totaled 1,201,948 and 1,179,002 for the nine and three month periods ended March 31, 1998.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,170,357 and 1,154,631 for the nine and three month periods ended March 31, 1999 and totaled 1,249,791 and 1,230,924 for the nine and three month periods ended March 31, 1998, respectively.

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

            KENTUCKY FIRST BANCORP, INC.

 For the nine and three months ended March 31, 1999 and 1998


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

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Corporation adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

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

            KENTUCKY FIRST BANCORP, INC.

For the nine and three months ended March 31, 1999 and 1998


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

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
March 31, 1999
--------------

At March 31, 1999, the Corporation's consolidated total assets amounted to $78.9 million, a decrease of $3.2 million, or 3.9%, from the total at June 30, 1998. The decrease in assets resulted primarily from a decrease of $3.9 million in advances from the Federal Home Loan Bank and a decline in shareholders' equity of $512,000, which were partially offset by an increase in deposits of $1.0 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $1.7 million, or 14.1%, over the nine month period, to a total of $10.1 million at March 31, 1999. Investment securities totaling $6.6 million matured or were called during the period. Purchases of investment securities during the period were $4.4 million. Mortgage-backed securities totaled $17.7 million at March 31, 1999, a decrease of $203,000, or 1.1%, from June 30, 1998 levels. The decrease in mortgage-backed securities resulted from principal repayments of $4.1 million during the period offset by purchases of $3.9 million.

Loans receivable decreased by $1.4 million, or 2.8%, during the nine month period, to a total of $47.4 million at March 31, 1999. Loan disbursements and loan purchases amounted to $10.3 million and were offset by principal repayments of $11.7 million. The allowance for loan losses totaled $406,000 at March 31, 1999, as compared to $384,000 at June 30, 1998.
Nonperforming loans totaled $122,000 at March 31, 1999, as compared to $141,000 at June 30, 1998. The allowance for loan losses represented 332.8% of nonperforming loans as of March 31, 1999 and 272.3% at June 30, 1998. Although management believes that its allowance for loan losses at March 31, 1999 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $57.6 million at March 31, 1999, an increase of $1.0 million, or 1.8%, from June 30, 1998 levels. During the current period, management has not attempted to match premium deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

            KENTUCKY FIRST BANCORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
March 31, 1999 (continued)
--------------

Advances from the Federal Home Loan Bank totaled $6.5 million at March 31, 1999, a decrease of $3.9 million, or 37.5%, from the total at June 30, 1998, as proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities were partially utilized to repay such advances.

The Corporation's shareholders' equity amounted to $13.9 million at March 31, 1999, a decrease of $512,000, or 3.6%, from June 30, 1998 levels. The decrease resulted primarily from purchases of treasury stock totaling $767,000 and dividends paid on common stock totaling $424,000, which were partially offset by fiscal 1999 period net earnings of $646,000.

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

At March 31, 1999, the Savings Bank's tangible and core capital totaled $11.5 million, or 14.7%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.2 million and $2.4 million by $10.3 million and $9.1 million, respectively. The Savings Bank's risk-based capital of $11.9 million, or 26.5% of risk-weighted assets, exceeded the current 8% of risk-weighted assets requirement by $8.3 million.

Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 1999 and 1998
-----------------------

General
-------

Net earnings amounted to $646,000 for the nine months ended March 31, 1999, a decrease of $74,000, or 10.3%, from the $720,000 of net earnings reported for the nine months ended March 31, 1998. The decrease in net earnings in the current period was due to a $72,000 decrease in net interest income, a $3,000 decrease in other income and a $73,000 increase in general administrative and other expense, which were partially offset by a $2,000 decrease in the provision for losses on loans and a $72,000 decrease in the provision for federal income taxes.

              KENTUCKY FIRST BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 1999 and 1998 (continued)
----------------------------------

Net Interest Income
-------------------

Net interest income was $2.1 million for the nine months ended March 31, 1999, which represents a decrease of $72,000, or 3.3%, compared to the nine month period ended March 31, 1998. Total interest income decreased by $461,000, or 9.7%, due to a $7.4 million, or 8.8%, decrease in the weighted-average balance of interest-earning assets outstanding year to year and due to a decrease in the average yield of interest-earning assets, from 7.50% to 7.42%. Interest income on loans decreased by $133,000, or 4.3%, due to a $1.6 million, or 3.2%, decrease in the weighted-average balance of loans outstanding year to year and due to a decrease in the average yield on loans, from 8.25% to 8.16%. Interest income on mortgage-backed securities decreased by $155,000, or 15.8%, due primarily to a $2.9 million, or 14.7%, decrease in the weighted-average balance outstanding year to year. Interest income on investment securities and interest-bearing deposits decreased by $173,000, or 25.4%, due primarily to a $2.9 million, or 19.6%, decrease in the weighted-average balance outstanding year to year.

Total interest expense decreased by $389,000, or 15.4%, due to a $6.6 million, or 9.3%, decrease in the weighted average balance of interest-costing liabilities year to year and due to a decrease in the average cost of funds, from 4.73% to 4.41%. Interest expense on deposits increased by $2,000, or 0.1%, due to a $1.6 million, or 3.0%, increase in the weighted-average balance of deposits outstanding year to year, which was mostly offset by a decrease in the average cost of deposits, from 4.43% to 4.31%. Interest expense on borrowings decreased by $391,000, or 56.1%, due to an $8.3 million, or 51.1%, decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank and due to a decrease in the average cost of advances, from 5.75% to 5.17%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $72,000, or 3.3%, to a total of $2.1 million for the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998. The interest rate spread amounted to approximately 3.01% and 2.77% during the nine month periods ended March 31, 1999 and 1998, respectively, while the net interest margin amounted to approximately 3.70% in fiscal 1999 and 3.49% in fiscal 1998.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $23,000 and a $25,000 provision for losses on loans during the nine month periods ended March 31, 1999 and 1998, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

            KENTUCKY FIRST BANCORP, INC.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 1999 and 1998 (continued)
-----------------------------------

Other Income
------------

Other income decreased by $3,000, or 2.1%, for the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998, due to an $11,000, or 68.8%, decrease in gain on investment securities transactions offset by a $2,000, or 2.1%, increase in service charges and a $6,000, or 19.4%, increase in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $73,000, or 5.7%, during the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998. The increase in general, administrative and other expense resulted from a $33,000, or 4.4%, increase in employee compensation and benefits, a $22,000, or 20.0%, increase in occupancy and equipment expense, and an $18,000, or 6.0%, increase in other operating expense. The increase in employee compensation and benefits was primarily due to increased staffing levels. The increase in occupancy and equipment expense was primarily due to an increase in depreciation expense on furniture, fixture and equipment.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $72,000, or 21.6%, for the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998. The decrease resulted primarily from the decrease in net earnings before taxes of $146,000, or 13.9%. The effective tax rates were 28.8% and 31.6% for the nine month periods ended March 31, 1999 and 1998, respectively.

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended March 31, 1999 and 1998
-----------------------------

General
-------

Net earnings amounted to $228,000 for the three months ended March 31, 1999, a decrease of $18,000, or 7.3%, from the $246,000 of net earnings reported for the three months ended March 31, 1998. The decrease in net earnings in the current period was due to a $2,000 decrease in net interest income, a $1,000 increase in provision for losses on loans, a $50,000 increase in general administrative and other expense, offset by an $8,000 increase in other income and a $27,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income was $741,000 for the three months ended March 31, 1999, which represents a decrease of $2,000, or .3%, compared to the three months ended March 31, 1998. Total interest income decreased by $140,000, or 9.0%, due to a $6.1 million, or 7.5%, decrease in the weighted average balance of interest-earning assets outstanding year to year and due to a decrease in the average yield of interest-earning assets, from 7.53% to 7.40%.
                         14

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended March 31, 1999 and 1998 (continued)
-----------------------------

Net Interest Income (continued)
-------------------

Interest income on loans decreased by $62,000, or 6.1%, due primarily to a $2.9 million, or 5.7%, decrease in the weighted-average balance of loans outstanding year to year. Interest income on mortgage-backed securities decreased by $49,000, or 15.5%, due primarily to a $2.6 million, or 13.7%, decrease in the weighted-average balance outstanding year to year. Interest income on investment securities and interest-bearing deposits decreased by $29,000, or 13.8%, due to a $665,000, or 5.0%, decrease in the weighted-average balance outstanding year to year and due to a decrease in the average yield, from 6.33% to 5.76%.

Total interest expense decreased by $138,000, or 17.1%, due to a $5.5 million, or 7.9%, decrease in the weighted-average balance of interest-costing liabilities year to year and due to a decrease in the average cost of funds, from 4.64% to 4.18%. Interest expense on deposits decreased by $28,000, or 4.6%, due to a decrease in the average cost of deposits year to year, from 4.36% to 4.07%, which was partially offset by a $1.3 million, or 2.2%, increase in the weighted-average balance of deposits outstanding. Interest expense on borrowings decreased by $110,000, or 56.7%, due primarily to a $6.7 million, or 50.2%, decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $2,000, or
 .3%, to a total of $741,000 for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The interest rate spread amounted to approximately 3.23% and 2.89% during the three month periods ended March 31, 1999 and 1998, respectively, while the net interest margin amounted to approximately 3.89% in fiscal 1999 and 3.61% in fiscal 1998.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded an $8,000 and a $7,000 provision for losses on loans during the three month periods ended March 31, 1999 and 1998, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $8,000, or 18.6%, for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, due to a $2,000, or 6.5%, increase in service charges and a $6,000, or 50.0%, increase in other operating income.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended March 31, 1999 and 1998 (continued)
-----------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $50,000, or 12.1%, during the three month period ended March 31, 1999, compared to the three months ended March 31, 1998. The increase in general, administrative and other expense resulted from a $23,000, or 9.7%, increase in employee compensation and benefits, a $12,000, or 32.4%, increase in occupancy and equipment expense, and a $15,000, or 15.5%, increase in other operating expense. The increase in employee compensation and benefits was primarily due to increased staffing levels. The increase in occupancy and equipment expense was primarily due to an increase in depreciation expense on furniture, fixture and equipment.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $27,000, or 22.5%, for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decrease in net earnings before taxes of $45,000, or 12.3%. The effective tax rates were 29.0% and 32.8% for the three month periods ended March 31, 1999 and 1998, respectively.


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

Of the systems that the Savings Bank identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider has converted its hardware to a new Year 2000 compliant system. The Savings Bank's conversion to this new system was completed on October 17, 1998. The service provider successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. On November 15, 1998, the Savings Bank performed final customer testing, which was designed to test the Savings Bank's unique equipment configuration and communications link to the service provider.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)
----------------------------

In September 1998, the Savings Bank developed a contingency plan in case the mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the Savings Bank deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote; however, a more likely scenario is that the service provider's system will be down for several days or weeks upon arrival of Year 2000. The plan, therefore, primarily addresses action to deal with the latter possibility rather than with a catastrophic event. The Savings Bank does not consider contingency planning to be a static process; therefore, the plan will be amended to address a catastrophic event if testing results indicate greater concern.

Management of the Savings Bank has developed an estimate of expenses that are reasonably likely to be incurred by the Savings Bank in connection with this issue; however, the Savings Bank does not expect to incur significant expense to implement the necessary corrective measures. The amount estimated by the Savings Bank to achieve compliance is $20,000, of which less than $5,000 has been expended as of March 31, 1999. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment Year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

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

          None

ITEM 5.   Other Information
          -----------------

          None

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Reports on Form 8-K: None

          Exhibit 3:         Bylaws, as amended

          Exhibit 27:        Financial Data Schedule for the
                             nine months ended March 31, 1999.

                   KENTUCKY FIRST BANCORP, INC.

                           SIGNATURES
                           ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 1999         By:  /s/Betty J. Long
                                -------------------------
                                Betty J. Long
                                President and Chief
                                Executive Officer



Date: May 14, 1999         By:  /s/Russell M. Brooks
                                -------------------------
                                Russell M. Brooks
                                Executive Vice President and
                                Financial Officer