Form 10KSB
period 1999-06-30
KENTUCKY FIRST BANCORP INC
filed 1999-09-28
CIK 943891

              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
                  _______________________

                         FORM 10-KSB

Mark One)            FORM 10-KSB
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

[    ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

              Commission File No. 1-13904

             KENTUCKY FIRST BANCORP, INC.
----------------------------------------------------------------
(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE                                         61-1281483
----------------------------------------------------------------
(STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)


306 NORTH MAIN STREET, CYNTHIANA, KENTUCKY          41031-1210
----------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (606) 234-1440

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, PAR VALUE
$.01 PER SHARE                      AMERICAN STOCK EXCHANGE
------------------------   --------------------------------------
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

Registrant's revenues for the fiscal year ended June 30, 1999:
$5,852,000

As of September 7, 1999, the aggregate market value of the 948,134 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $11,140,575 based on the closing sales price of $11.75 per share of the registrant's Common Stock on September 7, 1999 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 7,
1999:  1,167,367

Transitional Small Business Disclosure Format   Yes     No   X
                                                   ----    ----

         DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     The Company. Kentucky First Bancorp, Inc. (the "Company"), a Delaware corporation, was organized at the direction of the Board of Directors of First Federal Savings Bank, Cynthiana, Kentucky ("First Federal" or the "Bank") in April 1995 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed August 28, 1995, with the Company issuing 1,388,625 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, cash and investment securities and a note receivable from the ESOP. The Company's principal business is the business of the Bank. At June 30, 1999, the Company had total assets of $78.1 million, deposits of $56.6 million, net loans receivable of $47.8 million and shareholders' equity of $13.8 million.

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

MARKET AREA

     The Bank considers its primary market area to consist of the eight counties of Harrison, Pendleton, Scott, Grant, Robertson, Nicholas, Bourbon and Fayette Counties, Kentucky. Management believes that most of the Bank's depositors and borrowers are residents of these counties. The City of Cynthiana is located in Harrison County which is the economic hub of the seven-county area, excluding Fayette. Cynthiana is located 26 miles north of Lexington, Kentucky, 100 miles east of Louisville, Kentucky and 80 miles south of Cincinnati, Ohio. Based upon the 1998 population census, Cynthiana had a population of 6,300 and approximately 18,000 persons lived in Harrison County.

     The economy in the Bank's market area is based on a mixture of manufacturing and agriculture. Other employment is provided by a variety of professionals, service employers, manufacturing industries, wholesale/retail trade employers including 3M, Grede Perm Cast (a division of Grede Foundries), Bullard Manufacturing, Bundy Tubing, Concept Packaging Group, TR Technologies, SNAPCO, Cynthiana Publishing Company, Fikeco, Inc., Lucas Equine Equipment, Inc., STI Manufacturing Company, Trig, Inc., Macro Products Company, Solutions Dispersions, and Harrison Memorial Hospital. The Licking Valley Center of Maysville Community College is also located in Cynthiana with an enrollment of approximately 450 students.

     According to the US Bureau of Labor Statistics, the unemployment rate in Harrison County as of May 31, 1999 was 3.9% as compared to 4.3% for the Commonwealth of Kentucky.

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

     At June 30, 1999, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.8 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $1.5 million.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1999, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                         At June 30,
                                             -----------------------------------
                                                   1999              1998
                                             ----------------  ----------------
                                             Amount      %     Amount      %
                                             ------    ------  ------    ------
                                                   (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
  One- to four-family residential
    and construction (1)                     $27,299   56.24%  $27,827   56.18%
  Multi-family residential . . . . . . . .     4,526    9.32     5,332   10.77
  Agricultural . . . . . . . . . . . . . .     5,702   11.75     5,631   11.37
  Commercial . . . . . . . . . . . . . . .     6,722   13.85     6,276   12.67
                                            --------  ------   -------  ------
     Total real estate loans . . . . . . .    44,249   91.16    45,066   90.99

Commercial loans . . . . . . . . . . . . .       904    1.86       915    1.85
Agricultural operating loans . . . . . . .       920    1.90       908    1.83

Consumer loans:
  Automobiles. . . . . . . . . . . . . . .       472    0.97       373    0.75
  Mobile home. . . . . . . . . . . . . . .        97    0.20       150    0.30
  Savings account. . . . . . . . . . . . .     1,004    2.07     1,043    2.11
  Other. . . . . . . . . . . . . . . . . .       895    1.84     1,073    2.17
                                            --------  ------   -------  ------
     Total consumer loans. . . . . . . . .     2,468    5.08     2,639    5.33
                                            --------  ------   -------  ------
     Total loans . . . . . . . . . . . . .    48,541  100.00%   49,528  100.00%
                                                      ======            ======
Less:
  Loans in process . . . . . . . . . . . .       227               232
  Deferred loan fees . . . . . . . . . . .        89                86
  Unearned discount. . . . . . . . . . . .        10                25
  Allowance for loan losses. . . . . . . .       414               384
                                             -------           -------
     Loans receivable, net . . . . . . . .   $47,801           $48,801
                                             =======           =======

_________
(1) At June 30, 1999, constructions loans amounted to $1.0 million and represented 2.1% of total gross loans.

     Loan Maturity Schedule. The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                 Due Within   Due 1-5
                                   1 Year      Years      Due After 5
                                    After      After      Years After
                                   6/30/99    6/30/99       6/30/99      Total
                                 -----------  -------     -----------    -----
                                            (In thousands)
Real estate mortgage . . . . . . .  $  908     $1,591       $41,750     $ 44,249
Consumer . . . . . . . . . . . . .   2,301        147            20        2,468
Commercial . . . . . . . . . . . .   1,581         46           197        1,824
                                    ------     ------       -------      -------
     Total . . . . . . . . . . . .  $4,790     $1,784       $41,967      $48,541
                                    ======     ======       =======      =======

     The following table sets forth at June 30, 1999, the dollar amount of all loans due one year or more after June 30, 1999 which have (i) predetermined interest rates and (ii) floating or adjustable interest rates.

                             Predetermined     Floating or
                                 Rates       Adjustable Rates
                             -------------   -----------------
                                  (In thousands)

Real estate mortgage . . . . . $27,016          $16,325
Consumer . . . . . . . . . . .     167               --
Commercial . . . . . . . . . .     243               --
                               -------          -------
  Total . . . . . . . . . . .  $27,426          $16,325
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

     The Bank originates both fixed rate and adjustable rate mortgage loans ("ARMs") with terms of up to 30 years. In late March 1995, the Bank changed the index used to the Weekly Average Yield on U.S. Treasury Securities Adjusted to a Constant Maturity of One Year. The interest rates on these mortgages are generally adjusted annually with a limitation of two percentage points per adjustment and six percentage points over the life of the loan. The minimum rate on such loans is 5%. Prior to March 1995, the Bank's adjustable rate loans were indexed to the National Monthly Median Cost of Funds Ratio to OTS Regulated, SAIF-Insured Institutions.

     The retention of ARMs in the portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest costs to the borrower. Although ARMs allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate ceiling contained in ARM contracts. Accordingly, there can be no assurance that yields on the Bank's ARMs will adjust sufficiently to compensate for increases in its cost of funds.

     One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At June 30, 1999, $27.3 million, or 56.2% of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties primarily located in the Bank's market area.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans to 85% of the lesser of the appraised value or purchase price, if applicable, of the property. The Bank offers mortgage loans up to 95% of the lesser of the appraised value or the purchase price, if applicable, of the underlying property for owner occupied single and two family dwellings that are located in Harrison County. Private mortgage insurance is required.

     Multi-family and Commercial Real Estate Loans. The Bank has been active in the origination and purchase of loans secured by commercial real estate and multi-family properties. At June 30, 1999, multi-family and commercial real estate loans totaled $4.5 million and $6.7 million, respectively, and represented 9.3% and 13.9%, respectively, of the Bank's gross loan portfolio.

     Multi-family and commercial real estate loans are made in amounts of up to 80% of the lesser of the appraised value or the purchase price, if applicable, of the property and may be on a fixed rate basis for terms of up to 15 years or a adjustable rate basis for terms of up to 20 years. Prior to committing to make a multi-family or commercial real estate loan, the Bank requires that the prospective borrower provide a cash flow statement indicating sufficient cash flow from the property to service the loan. The Bank reviews any tenant leases and requires that the payments under such leases be assigned to the Bank.

     The Bank's multi-family real estate loans consist of loans secured by apartment buildings which are primarily located in the Bank's market area. Generally, these apartment buildings are small with an average of eight to twelve units. The Bank's largest multi-family real estate lending to one borrower are participation interests purchased from a financial institution in Lexington, Kentucky. The participation interests amounted to $1.3 million at June 30, 1999 and were secured by 34 triplex/duplex units.

     The Bank's commercial real estate portfolio consists of loans secured by office buildings, nursing homes, warehouse properties and churches. The Bank's largest commercial real estate loan is secured by warehouse property located in Lexington, Kentucky. Such loan had a balance of $922,000 at June 30, 1999.

     Multi-family and commercial real estate lending entails significant additional risks as compared to one-to four-family residential lending. Such loans typically involve large loans to single borrowers or related borrowers. At June 30, 1999, the average size of the Bank's multi-family and commercial real estate loans was $94,000 as compared to the average size of one-to four-family residential real estate loans of $43,000. Such loans also involve a greater repayment risk as repayment is typically dependent on the successful operation of the project such that the income generated by the project is sufficient to cover operating expenses and debt service, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. In addition, commercial real estate is more likely to be subject to some form of environmental contamination. The Bank is pricing multi-family and commercial loans it originates 60 to 120 basis points above the single-family loan rate to compensate the Bank for these additional risks.

     Construction Loans. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties. Such loans convert to permanent financing upon completion of construction. These properties are located in the Bank's market area. At June 30, 1999, the Bank's loan portfolio included $288,000 of loans originated by the Bank and secured by properties under construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in three increments as construction progresses and as inspections warrant. Construction/permanent loans may have either an adjustable or fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months. Interest is billed monthly during the construction phase. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. The Bank has also purchased a participation interest in construction loans from a financial institution in Lexington, Kentucky.
These construction loans have all been to a single contractor and are secured by a first lien on single family residential properties located in the Bank's market area. At June 30, 1999, the Bank's participation interest in these construction loans was $732,000. Terms of the participation provide that the Bank receives sufficient proceeds from the sale of individual properties in the project to satisfy the mortgage on that particular property. The financial institution continues to service the loans for the Bank including performing inspections and authorizing all draws under the construction loan.

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

     The Bank also makes a limited number of construction loans to finance the construction of commercial and multi-family real estate. As of June 30, 1999, no such loans were outstanding.

     Consumer Loans. The consumer loans originated by the Bank include automobile loans, savings account loans and unsecured loans. The Bank's loan portfolio includes loans secured by mobile homes although the Bank no longer originates such loans. The Bank's automobile loans are generally underwritten in amounts up to 80% of the lesser of the purchase price of new automobiles or the loan value for used automobiles as published by the National Automobile Dealers Association. The terms of such loans do not exceed 60 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy. The Bank makes savings account loans for terms of up to the lesser of six months or the maturity date of the certificate, securing the loan for up to 100% of the face amount of the certificate or the balance in the savings account. The interest rate charged on these loans is normally two percentage points above the rate paid on the certificate account and the account must be pledged as collateral to secure the loan. At June 30, 1999, the Bank's consumer loans totaled $2.5 million, or 5.1% of the Bank's gross loan portfolio.

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

     Agricultural Loans. The Bank originates agricultural loans both for the purchase and refinance of agriculture-related real estate and for operating purposes. At June 30, 1999, the Bank had $5.7 million in agricultural real estate loans, or 11.8% of its gross loan portfolio, and $920,000 in agricultural operating loans, or 1.9% of the Bank's gross loan portfolio.

     Agricultural real estate loans are primarily secured by first liens on farmland and buildings thereon, if any, located in the Bank's market area. Loans are generally underwritten in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property on loans secured by farm land and up to 80% of the lesser of the appraised value or purchase price on loans secured by farms with residences. Such loans may be underwritten on either a fixed rate basis with a term of up to 15 years with no residence or 20 years with a residence or an adjustable rate basis with a term of up to 30 years. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property. The average size of an agricultural real estate loan originated by the Bank is approximately $56,000.

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

     In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the farm's income stream as well as the value of collateral used to secure the loan. Collateral generally consists of the cash crops produced by the farm, predominantly tobacco in the Bank's market area, and cattle. The Bank requires that the borrowers provide evidence of hazard insurance on any equipment that will be used as collateral. Representatives of the Bank inspect such collateral on a periodic basis. In certain instances, the Bank may also take a lien on real estate as additional collateral for an agricultural operating loan. In such instances, the Bank generally requires that an appraisal of the real estate by a certified appraiser be performed, if the loan is in excess of $100,000. For loans of less than $100,000, as circumstances warrant, an evaluation may be performed by the Executive Committee of the Bank's Board of Directors.

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

     Commercial Loans. The Bank originates a limited amount of non-real estate commercial loans to small and medium sized businesses located in its market area. At June 30, 1999, the Bank's commercial loans amounted to $904,000, or 1.9% of the Bank's gross loan portfolio.

     Commercial loans are generally made to finance the purchase of inventory, equipment and for short-term working capital.
Such loans are generally secured, although loans are sometimes granted on an unsecured basis. Commercial business loans are generally written for a term of one year or less and may be renewed by the Bank at maturity. Interest payments are made at least semi-annually and the rate may be changed semi-annually in accordance with market rates.

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

     Loan Solicitation and Processing. Loan originations are derived from a number of sources, including walk-in customers and referrals by realtors, directors, depositors and borrowers.

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

     All one- to four-family mortgage loans in excess of $125,000 are subject to the approval of a majority of the Bank's Board of Directors. Loans on this type of property in an amount of $125,000 or less may be approved by an authorized Bank loan officer. Approval authority limits for each loan officer are determined by the Bank's Board of Directors for each type of loan.

     Commercial real estate loans over $100,000 must be approved by a majority of the Bank's Board of Directors. Loans of $100,000 and less may be approved by a majority of the Executive
Committee of the Board of Directors or a loan officer with that approval authority.

     Secured commercial loans (other than real estate) require the approval of a majority of the Board of Directors for loan amounts in excess of $150,000. Loans in excess of $40,000 up to $150,000 may be approved by a majority of the Executive Committee. Loans of $40,000 and less may be approved by certain Bank Loan Officers as authorized by the Board of Directors.

     Secured consumer loans in excess of $150,000 require the approval of a majority of the Board of Directors. Loans in excess of $40,000 up to $150,000 may be approved by the Executive Committee. Loans of $40,000 and less may be approved by certain Bank loan officers as authorized by the Board of Directors.

     Unsecured commercial and consumer loans in an amount exceeding $40,000 must be approved by a majority of the Board of Directors. Loans in excess of $10,000 up to $40,000 may be approved by a majority of the Executive Committee. Loans of $10,000 and less may be approved by certain Bank loan officers as authorized by the Board of Directors.

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

     Originations and Purchases of Loans. The Bank's loans are primarily originated by salaried loan officers of the Bank. In addition, the Bank has purchased one-to four-family mortgage loans from various financial institutions in the Bank's market area and has purchased a number of residential and commercial whole mortgage loans and participation interests in mortgage loans from a mortgage company. Historically, the Bank has not originated any loans for sale in the secondary market. Recently, however, the Bank executed an agreement with a mortgage company so that the Bank can originate secondary market loans and sell the loans and their servicing rights through the mortgage company.

     The Bank purchases loans to supplement its lending activities during periods of low loan demand. The Bank has purchased one- to four-family loans from various financial institutions and from an unaffiliated mortgage broker. These loans are primarily secured by real estate located in and around Lexington, Kentucky and continue to be serviced by the sellers. In addition, the Bank has purchased whole loans and a limited number of participation interests in a variety of commercial real estate and multi-family real estate loans. These loans are originated by the unaffiliated mortgage broker headquartered in Lexington, Kentucky and are secured by properties which are primarily located in and around Lexington Kentucky. The mortgage broker does not retain any ownership interest in the loans purchased by the Bank, although the broker receives a fee for servicing the loans. As of June 30, 1999, the Bank had purchased from this mortgage broker participation interests in four loans with outstanding balances as of that date totaling $1.7 million, or 3.6% of total gross loans and had purchased whole loans totaling $3.5 million, or 7.2% of total gross loans. Twelve of these participation interests or whole loans aggregating $3.0 million, or 6.3% of total gross loans at June 30, 1999, were secured by commercial or multi-family real estate. The Bank has also purchased participation and whole loans from one financial institution in the Bank's market area totaling $2.7 million, or 5.5% of total gross loans, as of June 30, 1999. Of these, $1.3 million ,or 2.7% of total gross loans, are participation loans secured by duplexes and triplexes, and the remainder are participation or whole loans secured by single family residences.

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

     Asset Classification and Allowance for Loan Losses.
Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. The Bank also makes quarterly inspections of all property securing delinquent loans.
 At June 30, 1999 the Bank had $102,000 and $245,000 in assets classified as special mention and substandard, respectively, and had no assets classified as doubtful or loss.

     Included in the balance of substandard loans was a loan to an individual secured by multi-family residential property which had a balance of $352,000 and a specific allowance for loan losses of $150,000 as of June 30, 1999. Payments on this loan are approximately two months delinquent. Also, included in substandard loans was a loan to an individual secured by a commercial property which had a balance of $22,000 as of June 30, 1999. Payments on this loan are approximately four months delinquent although the Bank has received sporadic payments.
The remaining substandard loans consist primarily of loans secured by one-to four-family properties.

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

     General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. General allowances are included in calculating the Bank's risk-based capital, while specific allowances are not so included. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. As of June 30, 1999, the Bank's allowance for loan losses included a specific loss reserve on loan collateralized by two 24-unit residential apartment buildings.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                               Year Ended June 30,
                                               -------------------
                                                1999         1998
                                               ------       ------
                                                  (In thousands)
Balance at beginning of period . . . . . . .   $ 384        $ 372
Charge-offs:
  Real estate loans:
    One- to four-family residential. . . . . .    --           --
    Multi-family residential . . . . . . . .      --           --
    Agricultural . . . . . . . . . . . . . .      --           --
    Commercial and other . . . . . . . . . .      --           --
    Construction . . . . . . . . . . . . . .      --           --
  Commercial loans . . . . . . . . . . . . .      --           --
  Agricultural operating loans . . . . . . .      --           --
  Consumer loans:
    Automobile . . . . . . . . . . . . . . .      --           --
    Savings account. . . . . . . . . . . . .      --           --
    Other consumer . . . . . . . . . . . . .       3           18
                                               -----        -----
      Total: . . . . . . . . . . . . . . . .       3           18
                                               -----        -----

Recoveries:
    One- to four-family residential. . . . . .    --           --
    Multi-family residential . . . . . . . .      --           --
    Agricultural . . . . . . . . . . . . . .      --           --
    Commercial and other . . . . . . . . . .      --           --
    Construction . . . . . . . . . . . . . .      --           --
  Commercial loans . . . . . . . . . . . . .      --           --
  Agricultural operating loans . . . . . . .      --           --
  Consumer loans:
    Automobile . . . . . . . . . . . . . . .       3           --
    Savings account. . . . . . . . . . . . .      --           --
    Other consumer . . . . . . . . . . . . .      --           --
                                               -----        -----
      Total: . . . . . . . . . . . . . . . .       3           --
Net charge-offs. . . . . . . . . . . . . . .      --           18
                                               -----        -----
Provision for losses on loans. . . . . . . .      30           30
                                               -----        -----
Balance at end of period . . . . . . . . . .   $ 414        $ 384
                                               =====        =====
Ratio of net charge-offs to average loans
  outstanding during the period. . . . . . .      -- %        .04%
                                                ====        =====

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

                                                   At June 30,
                                  -----------------------------------------------
                                          1999                    1998
                                  ---------------------    ---------------------
                                           Percent of                Percent of
                                          Loans in Each             Loans in Each
                                           Category to              Category to
                                  Amount   Total Loans     Amount   Total Loans
                                  ------  -------------    ------   ------------
                                            (Dollars in thousands)
Real estate - mortgage:
  One- to four-family residential
    and construction . . . . . . . $  71      56.24%        $ 151       56.18%
  Multi-family residential . . . .   180       9.32            --       10.77
  Agricultural . . . . . . . . . .     4      11.75            --       11.37
  Commercial . . . . . . . . . . .   117      13.85           176       12.67
Commercial loans . . . . . . . . .    11       1.86             6        1.85
Agricultural operating loans . . .    11       1.90            31        1.83
Consumer loans:
  Automobiles. . . . . . . . . . .     6       0.97            --        0.75
  Mobile homes . . . . . . . . . .     2       0.20            --        0.30
  Savings account. . . . . . . . .    --       2.07            --        2.11
  Other consumer loans . . . . . .    12       1.84            20        2.17
                                   -----     ------         -----      ------
    Total allowance for loan
      losses . . . . . . . . . . . $ 414     100.00%        $ 384      100.00%
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

                                                             At June 30,
                                                        --------------------
                                                         1999          1998
                                                        ------        ------
                                                        (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real Estate:
    One- to four-family residential and construction .  $  --         $  --
    Multi-family residential . . . . . . . . . . . . .    352            --
    Agricultural . . . . . . . . . . . . . . . . . . .     --            --
    Commercial . . . . . . . . . . . . . . . . . . . .     --            31
  Commercial loans . . . . . . . . . . . . . . . . . .     --            --
  Agricultural operating loans . . . . . . . . . . . .     --            --
  Consumer . . . . . . . . . . . . . . . . . . . . . .     --            --
                                                        -----         -----
     Total . . . . . . . . . . . . . . . . . . . . . .    352            31
                                                        -----         -----

Accruing loans which are contractually past due
90 days or more:
  Real estate:
    One- to four-family residential and construction .     34           104
    Multi-family residential . . . . . . . . . . . . .     --            --
    Agricultural . . . . . . . . . . . . . . . . . . .     --            --
    Commercial . . . . . . . . . . . . . . . . . . . .     22            --
  Commercial loans . . . . . . . . . . . . . . . . . .     --            --
  Agricultural operating loans . . . . . . . . . . . .     --            --
  Consumer . . . . . . . . . . . . . . . . . . . . . .     10             6
                                                        -----         -----
     Total . . . . . . . . . . . . . . . . . . . . . .     66           110
                                                        -----         -----

Total non-performing loans (2) . . . . . . . . . . . .  $ 418         $ 141
                                                        =====         =====
Total non-performing loans as a percentage
  of total net loans . . . . . . . . . . . . . . . . .    .87%          .29%
                                                        =====         =====

Total non-performing assets as a percentage
  of total assets. . . . . . . . . . . . . . . . . . .    .53%          .17%
                                                        =====         =====

(1)  Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely.  Payments received on a non-accrual loan are either applied to the outstanding principal balance  or recorded as interest income, depending on assessment of the collectibility of the loan.
(2)  At June 30, 1999, non-performing loans included a specific loan loss allowance of $150,000 on multi-family residential loans.

     Loans generally are placed on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. During the year ended June 30, 1999, gross interest income of $6,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. Interest income recognized on such loans during the year ended June 30, 1999 totaled approximately $21,000. Accruing loans which were contractually past due 90 days or more at June 30, 1999 totaled $66,000 and consisted of one- to four-family, commercial real estate, and consumer loans. See " -- Asset Classification and Allowance for Loan Losses."

     At June 30, 1999, the Bank did not have any loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

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

     At June 30, 1999, the Bank had $3.8 million in CMOs and REMICs, which amounted to 4.8% of total assets. All of the CMOs and REMICs owned by the Bank are insured or guaranteed either directly or indirectly through mortgage-backed securities
underlying the obligations of either FNMA or FHLMC.   The CMOs
and REMICs owned by the Bank are primarily floating rate instruments.

     Prepayments in the Bank's mortgage-related securities portfolio may be affected by declining and rising interest rate environments. In a low and declining interest rate environment, prepayments would be expected to increase. In such an event, the Bank's fixed-rate CMOs and REMICs purchased at a premium price would result in actual yields to the Bank that are lower than anticipated yields. The Bank's floating rate CMOs and REMICs would be expected to generate lower yields as a result of the effect of falling interest rates on the indexes for determining payment of interest. Additionally, the increased principal payments received may be subject to reinvestment at lower rates. Conversely, in a period of rising rates, prepayments would be expected to decrease, which would make less principal available for reinvestment at higher rates. In a rising rate environment, floating rate instruments would generate higher yields to the extent that the indexes for determining payment of interest did not exceed the life-time interest rate caps. Such prepayment may subject the Bank's CMOs and REMICs to yield and price volatility.

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

     The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.
     The Company's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate mortgage-backed securities. At June 30, 1999, the Bank had $12.6 million, or 16.1% of total assets, in mortgage-backed securities. All of the Bank's mortgage-backed securities are insured or guaranteed by FNMA, FHLMC or GNMA.

The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                    At June 30,
                                                ------------------
                                                 1999        1998
                                                ------      ------
                                                  (In thousands)
Investment securities held to maturity:
  FHLB obligations. . . . . . . . . . . . . .  $    --      $ 1,387
  FHLMC notes . . . . . . . . . . . . . . . .       --        2,115
  Municipal obligations . . . . . . . . . . .    1,531        1,660
                                               -------      -------
    Total investment securities held
      to maturity . . . . . . . . . . . . . .    1,531        5,162
                                               -------      -------

Investment securities available for sale:
  FHLB obligations. . . . . . . . . . . . . .    2,975          994
  FHLMC notes . . . . . . . . . . . . . . . .    1,914        1,001
  FNMA notes. . . . . . . . . . . . . . . . .       --          501
  Municipal obligations . . . . . . . . . . .    2,408        2,111
                                               -------      -------
    Total investment securities available
      for sale. . . . . . . . . . . . . . . .    7,297        4,607
                                               -------      -------
    Total investment securities . . . . . . .  $ 8,828      $ 9,769
                                               =======      =======

Mortgage-backed securities held to maturity:
  FHLMC participation certificates. . . . . .  $   706      $ 1,287
  GNMA participation certificates . . . . . .    1,063        1,527
  FNMA participation certificates . . . . . .    8,011       11,866
                                               -------      -------
    Total mortgage-backed securities held
      to maturity . . . . . . . . . . . . . .    9,780       14,680
                                               -------      -------

Mortgage-backed securities available for sale:
  FHLMC participation certificates. . . . . .    3,174        3,213
  FNMA participation certificates . . . . . .    3,405           --
                                               -------      -------
    Total mortgage-backed securities available
      for sale. . . . . . . . . . . . . . . .    6,579        3,213
                                               -------      -------
    Total mortgage-backed securities. . . . .   16,359       17,893

Interest-earning deposits and certificates. .      809        1,488
                                               -------      -------
    Total investments and mortgage-backed
             securities: . . . . . . . . . .   $25,996      $29,150
                                               =======      =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment and mortgage-backed securities, including those designated as available for sale at June 30, 1999.

                                 One Year or Less    One to Five Years  Five to Ten Years   More than Ten Years
                              --------------------  -----------------  -----------------   --------------------
                              Carrying      Average  Carrying  Average  Carrying  Average   Carrying     Average
                               Value         Yield     Value    Yield    Value     Yield     Value        Yield
                              --------      -------  --------  -------  --------  -------   --------     -------
                                                          (Dollars in Thousands)
Investment securities:
  FHLB obligations . . . . . . $  998         5.59%    $1,977   5.31%       --       --     $    --         -- %
  FHLMC Notes. . . . . . . . .     --          --          --    --        955      6.43        959        7.00
  State and municipal
    obligations. . . . . . . .    125         5.25        778   5.10     1,588      4.65      1,448        5.58
  Mortgage-backed securities .     49         6.55          5   8.54     1,125      6.60     15,180        6.45
  Interest-earning deposits
    and certificates of
    deposits. . . . . . . . .     809         4.54         --    --         --       --          --         --
                               ------                  ------           ------              -------
      Total . . . . . . . . .  $1,981                  $2,760           $3,668              $17,587
                               ======                  ======           ======              =======

                                Total Investment Portfolio
                              -------------------------------
                              Carrying     Market    Average
                               Value        Value     Yield
                              --------     -------  --------
                                 (Dollars in thousands)
Investment securities:
  FHLB obligations . . . . . . $ 2,975      $ 2,975   5.41%
  FHLMC Notes. . . . . . . . .   1,914        1,914   6.75
  State and municipal
    obligations. . . . . . . .   3,939        3,953   5.09
  Mortgage-backed securities .  16,359       16,192   6.46
  Interest-earning deposits
    and certificates of
    deposits. . . . . . . . .      809          809   4.54
                               -------      -------
      Total . . . . . . . . .  $25,996      $25,843
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

     Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totaled $4.8 million, or 8.6% of the Bank's total savings portfolio at June 30, 1999. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank was unable to obtain funds from alternative sources. However, First Federal has no brokered funds, nor do these Jumbos represent brokered funds.

     Savings deposits in the Bank as of June 30, 1999 were represented by the various types of savings programs described below.

                                                                      June 30, 1999
Interest    Minimum                                          Minimum    Balance in     Percentage of
  Rate       Term         Category                            Amount    Thousands      Total Savings
--------    -------       --------                           --------  -----------     -------------
 2.25%       None       Passbook Savings                     $    50    $ 6,231          11.00%
 0.72        None       Demand Checking                          200      1,621           2.86
 1.50        None       NOW Accounts                             400      4,348           7.68
 1.55        None       Super NOW Accounts                     1,000      2,940           5.19
 2.95        None       Money Market Deposit Accounts          2,500      2,939           5.19
*4.09        None       First Money MMDA Accounts             10,000      1,641           2.90
 2.25        None       Christmas Clubs                           --         62           0.11

                  Certificates of Deposit

*4.00      91 days      91-day Fixed Term, Fixed Rate          1,000        590           1.04
*4.47      6 months     6 Month Fixed Term, Fixed Rate         1,000      5,544           9.79
*4.87      1 year       1 Year, Fixed Term, Fixed Rate         1,000     10,670          18.84
*5.34      18 months    18 Month Fixed Term, Fixed Rate        1,000      6,891          12.17
*5.11      18 months    IRA 18 Month Fixed Term, Fixed Rate      500      3,456           6.10
*5.40      24 months    24 Month "Bump" **                     5,000      1,967           3.48
*5.38      30 months    30 Month Fixed Term, Fixed Rate        1,000        362           0.64
*5.55      36 months    36 Month Fixed Term, Fixed Rate        1,000      2,505           4.42
*5.61      36 months    IRA 36 Month Fixed Term, Fixed Rate      500        161           0.29
*5.81      5 years      5 Year Fixed Term, Fixed Rate          1,000      4,002           7.07
*5.93      5 years      IRA 5 Year, Fixed Term, Fixed Rate       500        698           1.23
                                                                        -------         ------
                                                                        $56,628         100.00%
                                                                        =======         ======

*    Represents weighted average interest rate.
**   Certificate holder has option at any time during term of certificate to request a one-
     time increase to then-prevailing 24 month certificate of deposit rate.

     The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                         Year Ended June 30,
                                 -----------------------------------------------------------------
                                                1999                        1998
                                 -----------------------------     -------------------------------
                                  Interest-Bearing                  Interest-Bearing
                                    Demand and            Time         Demand and         Time
                                 Savings Deposits      Deposits    Savings Deposits     Deposits
                                 ------------------    --------    -----------------    ---------
                                                       (Dollars in thousands)
Average balance. . . . . . . . .    $19,718            $37,368         $19,012          $36,468
Average rate . . . . . . . . . .       2.21%              5.31%           2.53%            5.44%

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.

                                           Certificates
   Maturity Period                          of Deposit
   ---------------                         ------------
                                          (In thousands)

   Three months or less. . . . . . . . . . . .$ 1,243
   More than three through six months. . . . .  1,121
   More than six through 12 months . . . . . .  1,472
   Over 12 months. . . . . . . . . . . . . . .  1,007
                                              -------
         Total . . . . . . . . . . . . . . . .$ 4,843
                                              =======


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

                                              At or for the
                                            Year Ended June 30,
                                           --------------------
                                            1999          1998
                                           ------        ------
                                          (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances. . . . . . . . . . . . . $7,003         $10,412

Weighted average rate paid on:
  FHLB advances. . . . . . . . . . . . .   5.09%           5.85%

                                               For the Year
                                               Ended June 30,
                                           --------------------
                                            1999          1998
                                           ------        ------
                                          (Dollars in thousands)
Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances and other borrowed
    money. . . . . . . . . . . . . . . . $9,511         $18,669


                                               For the Year
                                               Ended June 30,
                                           --------------------
                                            1999          1998
                                           ------        ------
                                          (Dollars in thousands)
Approximate average borrowings
  outstanding with respect to:
  FHLB advances and other borrowed
    money . . . . . . . . . . . . . . .  $7,401         $14,860

Approximate weighted average rate
paid on: (1)
  FHLB advances and other borrowed
    money . . . . . . . . . . . . . . .    5.27%           5.71%

(1) Weighted average computed by dividing total interest paid by average balance outstanding.

     As of June 30, 1999, the Bank had $7.0 million in advances outstanding. Further asset growth may be funded through additional advances.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 1999, the Bank was authorized to invest up to $2.3 million in the stock of or loans to subsidiaries, including the additional 1.0% investment for community inner-city and community development purposes. The Bank has one wholly owned subsidiary: Cynthiana Service Corporation, a Kentucky corporation, formed for the purpose of holding the Bank's investments in data processing operations. At June 30, 1999, the Bank's total investment in the subsidiary was $15,000.
The operations of Cynthiana Service Corporation are not consolidated with the operations of the Bank as the subsidiary's operations were immaterial.

PERFORMANCE RATIOS

     The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                        At or for the
                                                     Year Ended  June 30,
                                                     --------------------
                                                     1999            1998
                                                     ----            ----

   Return on assets (net earnings divided by
      average total assets). . . . . . . . . . . .   1.10%            1.07%
   Return on average stockholders' equity (net
      earnings divided by average stockholders'
      equity). . . . . . . . . . . . . . . . . . .   6.28             6.35
   Dividend payout ratio (dividends declared
      per share divided by net earnings
      per share) . . . . . . . . . . . . . . . . .  64.94            64.94
   Interest rate spread (combined weighted
      average interest rate earned less
      combined weighted average interest
      rate cost) . . . . . . . . . . . . . . . . .   3.05             2.79
   Ratio of average interest-earning assets to
      average interest-bearing liabilities . . . . 118.79           118.15
   Ratio of noninterest expense to average
      total assets . . . . . . . . . . . . . . . .   2.28             2.07

COMPETITION

  The Company experiences competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits and loans in Harrison County and the other counties in the Company's market area comes from other savings institutions, credit unions, commercial banks, money market mutual funds, brokerage firms and insurance companies. Within Harrison County, the Bank is the only thrift institution although there are two local commercial banks, branches of an out-of-county commercial bank and a loan production office of another out-of-county commercial bank. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions.

EMPLOYEES

  As of June 30, 1999, the Company had 20 full-time employees and one part-time employee, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

  The following sets forth information with respect to the executive officers of the Company who do not serve on the Board of Directors.

                 Age at
                 June 30,
Name              1999      Title
----             --------   -----
Kevin R. Tolle     42       Vice President, Secretary/Treasurer
Robbie G. Cox      52       Vice President and Financial Officer

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

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation on loans to executive officers and the restrictions of 12 U.S.C. ' 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

     The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under Section 7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     PROPOSED LEGISLATIVE AND REGULATORY CHANGES. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition and would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, the legislation repeals the Glass-Steagall Act prohibitions on bank affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds. The legislation also removes the BHCA's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product, calls for a new regulatory framework for financial institutions and their holding companies and preserves the thrift charter and all existing thrift powers. The Senate version (S.900) was approved by the Senate on May 6, 1999. The House version (H.R.10) was approved by the House on July 1, 1999. A conference committee has been appointed to reconcile the differences between the two bills. The two versions differ principally with respect to the powers of operating subsidiaries, permissible activities of well-managed holding companies and restrictions on nonfinancial activities of unitary thrift holding companies. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Company's and the Bank's business and operations and competitive environment.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 1999, First Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1999, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios at origination not exceeding 80% are assigned a risk weight of 50%. Consumer and non-qualifying single-family, multi-family and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC and the book value of FHLB stock are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 1999, the Bank's risk-weighted assets were approximately $45.1 million.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June
30, 1999.

                                                     Percent of
                                          Amount     Assets(1)
                                          ------     ----------
                                          (Dollars in Thousands)
Tangible capital. . . . . . . . . . . . . $11,964     15.3%
Tangible capital requirement. . . . . . .   1,172      1.5
                                          -------     ----
  Excess. . . . . . . . . . . . . . . . . $10,792     13.8%
                                          =======     ====

Core capital. . . . . . . . . . . . . . . $11,964     15.3%
Core capital requirement. . . . . . . . .   2,344      3.0
                                          -------     ----
  Excess. . . . . . . . . . . . . . . . . $ 9,620     12.3%
                                          =======     ====

Total capital (i.e., core and
  supplementary capital). . . . . . . . . $12,229     27.1%
Risk-based capital requirement. . . . . .   3,607      8.0
                                          -------     ----
  Excess. . . . . . . . . . . . . . . . . $ 8,622     19.1%
                                          =======     ====

____________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

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

     The federal banking regulators, including the OTS, generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has
(i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly under capitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under these regulations.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1999, approximately 75.2% of the Bank's portfolio assets were invested in Qualified Thrift Investments.

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

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution,
(y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

     The federal banking agencies have also established Year 2000 readiness safety and soundness guidelines requiring all insured depository institutions to implement procedures by specified key dates to ensure the institution can continue business operations after January 1, 2000. Every institution must identify its internal and external "mission-critical" systems (i.e., those systems vital to the continuance of a core business activity) and develop a written plan establishing priorities, oversight and reasonable deadlines to complete the testing and renovation of mission-critical systems. In addition, an institution must prepare a written business resumption contingency plan that (i) defines scenarios where mission-critical systems might fail, (ii) evaluates contingency options to keep business operations going, and (iii) provides for testing of the contingency plan by an independent party. Every depository institution must also identify among its customers those persons that represent a material risk to the institution in the event the customer is not Year 2000 compliant and implement appropriate risks controls to manage and mitigate the customer's Year 2000 risk to the institution. The federal banking agencies will examine the institution's overall progress in meeting the Year 2000 readiness guidelines. In the event an institution has failed to renovate its mission-critical systems or is not on schedule with key dates, the institution must draft a remediation contingency plan outlining alternative strategies to comply with the guidelines and locate available third party providers. The agencies, in their sole discretion, may take actions under the FDICIA, the safety and soundness guidelines or any other action available to them, including enforcement action, to ensure an institution's Year 2000 readiness.

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

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) in each calendar quarter of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus the average daily balance of short-term borrowings during the preceding calendar quarter. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of June 1999, was 8.38%.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1999, of $1.2 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.
It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1999, the Bank had $7.0 million in advances and other borrowings from the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts of between $4.9 million and $46.5 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1999, the Bank met its reserve requirements.

TAXATION

     The Company and the Bank will file a consolidated federal income return for the year ended June 30, 1999.

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

     The Bank historically elected to use the percentage of taxable income method. Under such method, the bad debt reserve deduction for qualifying real property loans was computed as a percentage of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, no deduction was permitted in the event that less than 60% of the total dollar amount of the assets of an association fell within such categories.

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

     Neither the Company nor the Bank's federal corporate income tax returns have been audited in the last five years.

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

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. The Bank is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended June 30, 1999, the amount of such expense for the Bank was $60,000.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's two offices at June
30, 1999.

                                               Book Value
                          Year     Owned or    at June 30,     Approximate
                         Opened    Leased         1999       Square Footage
                         ------    --------    -----------   --------------
306 North Main Street     1975      Owned        $240,000      4,278
Cynthiana, Kentucky

100 Ladish Road
Cynthiana, Kentucky       1994      Owned        $871,000      2,500

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1999.

                        PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS' MATTERS
--------------------------------------------------------------

     The Common Stock began trading under the symbol "KYF" on the American Stock Exchange on August 29, 1995. There are currently 1,167,367 shares of the Common Stock outstanding. The number of registered holders of Common Stock on September 10, 1999 was 323.

     The following table shows the high and low stock prices for the Common Stock and dividends declared on a quarterly basis for the past two fiscal years.

   Quarter                                      Dividends
    Ended                 High        Low       Declared
   -------                ----        ---       ---------
September 30, 1997      $14.2500    $10.6250    $0.125
December 31, 1997       $15.0000    $13.3125    $0.125
March 31, 1998          $15.0000    $13.7500    $0.125
June 30, 1998           $16.0000    $14.0000    $0.125

September 30, 1998      $15.0000    $13.5000    $0.125
December 31, 1998       $13.6250    $12.1250    $0.125
March 31, 1999          $12.9375    $12.5000    $0.125
June 30, 1999           $12.5000    $11.8750    $0.125

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION
--------------------------------------------------------

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

ASSET/LIABILITY MANAGEMENT

     Net interest income, the primary component of First Federal's net earnings, is determined by the difference, or "spread," between the yield earned on the Bank's interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Key components of a successful asset/liability strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. First Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. Such strategies include the purchase of federal agency bonds and the origination and purchase of adjustable-rate mortgage loans secured by one- to four-family residential real estate, multi-family and commercial real estate loans. The Bank's loan pricing strategies are designed to encourage customers to choose adjustable rate, rather than fixed rate, mortgage loans.

INTEREST RATE SENSITIVITY ANALYSIS AND NET PORTFOLIO VALUE

     In recent years, the Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect on an institution's NPV and net interest income of an instantaneous and permanent 1% to 3% increase and decrease in market interest rates.

     The following tables sets forth the interest rate sensitivity of the Bank's net portfolio value as of June 30, 1999 and June 30, 1998, in the event of 1%, 2%, and 3% instantaneous and permanent increases and decreases in market interest rates, respectively.

                          NET PORTFOLIO VALUE, JUNE 30, 1999

               Net Portfolio Value         NPV as % of Portfolio Value of Assets
Change     ----------------------------    -------------------------------------
in Rates   Amount   $ Change    % Change   NPV Ratio         Basis Point Changes
--------   ------   --------    --------   ---------         -------------------
                             (Dollars in thousands)
+300 bp   $ 8,535   $(4,162)     (33)%       11.64%               (452) bp
+200 bp     9,998    (2,699)     (21)        13.30                (285) bp
+100 bp    11,417    (1,280)     (10)        14.84                (132) bp
   0 bp    12,697                            16.15
-100 bp    13,734     1,037        8         17.16                 101  bp
-200 bp    14,664     1,967       15         18.02                 187  bp
-300 bp    15,764     3,067       24         19.01                 286  bp

                          NET PORTFOLIO VALUE, JUNE 30, 1998

               Net Portfolio Value         NPV as % of Portfolio Value of Assets
Change     ----------------------------    -------------------------------------
in Rates   Amount   $ Change    % Change   NPV Ratio         Basis Point Changes
--------   ------   --------    --------   ---------         -------------------
                             (Dollars in thousands)
+300 bp   $ 9,094   $(4,370)     (32)%       11.75%               (451) bp
+200 bp    10,668    (2,796)     (21)        13.45                (281) bp
+100 bp    12,150    (1,314)     (10)        14.98                (128) bp
   0 bp    13,464                            16.26
-100 bp    14,400       936        7         17.11                  85  bp
-200 bp    15,215     1,751       13         17.82                 156  bp
-300 bp    16,376     2,912       22         18.83                 257  bp

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable rate loans in the Bank's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables.

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

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

     Net interest income is affected by (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Savings institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" which is net interest income divided by average interest-earning assets. The following table sets forth certain information relating to the Bank's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, nonaccruing loans are included in the net loan category.


                                                      For The Year Ended June 30,
                             -------------------------------------------------------------------------
                                                1999                             1998
                             ------------------------------------  -----------------------------------
                                                         Average                              Average
                               Average                    Yield/  Average                     Yield/
                               Balance       Interest      Cost   Balance       Interest       Cost
                              ---------      --------    -------  --------      --------     --------
                                                       (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net (1). . $48,157        $3,914       8.13%   $49,732       $4,072        8.19%
  Mortgage-backed securities .  16,883         1,096       6.49     19,509        1,312        6.73
  Investment securities. . . .   9,138           529       5.79     11,937          746        6.25
  Other interest-earning
    assets . . . . . . . . . .   2,261           126       5.57      1,930           99        5.13
                               -------        ------               -------       ------
    Total interest-earning
      assets . . . . . . . . .  76,439         5,665       7.41     83,108        6,229        7.50
Non-interest-earning assets. .   2,339                               2,482
                               -------                             -------
    Total assets . . . . . . . $78,778                             $85,590
                               =======                             =======
Interest-bearing liabilities:
  Deposits . . . . . . . . . . $56,945        $2,418       4.25    $55,480       $2,467        4.45
  Borrowings . . . . . . . . .   7,401           390       5.27     14,860          849        5.71
                               -------        ------               -------       ------
     Total interest-bearing
       liabilities              64,346         2,808       4.36     70,340        3,316        4.71
                                              ------      -----                  ------       -----
Non-interest-bearing
  liabilities  . . . . . . . .     642                                 808
                               -------                             -------
     Total liabilities . . . .  64,988                              71,148
Shareholders' equity . . . . .  13,790                              14,442
                               -------                             -------
     Total liabilities and
       shareholders' equity. . $78,778                             $85,590
                               =======                             =======
Net interest income. . . . . .                $2,857                             $2,913
                                              ======                             ======
Interest rate spread (2) . . .                             3.05%                               2.79%
                                                         ======                              ======
Net yield on interest-earning
  assets (3) . . . . . . . . .                             3.74%                               3.51%
                                                         ======                              ======
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities. . . . . . . . .                           118.79%                             118.15%
                                                         ======                              ======

                                 For The Year Ended June 30,
                             ------------------------------------
                                              1997
                             ------------------------------------
                                                         Average
                               Average                    Yield/
                               Balance       Interest      Cost
                              ---------      --------    -------
                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net (1). . $49,693        $3,837       7.72%
  Mortgage-backed securities .  21,161         1,438       6.80
  Investment securities. . . .  12,970           927       7.15
  Other interest-earning
    assets . . . . . . . . . .   1,547            97       6.27
                               -------        ------
    Total interest-earning
      assets . . . . . . . . .  85,371         6,299       7.38
Non-interest-earning assets. .   3,286
                               -------
    Total assets . . . . . . . $88,657
                               =======
Interest-bearing liabilities:
  Deposits . . . . . . . . . . $55,027        $2,280       4.14
  Borrowings . . . . . . . . .  18,043           951       5.27
                               -------        ------
     Total interest-bearing
       liabilities              73,070         3,231       4.42
                                              ------       ----
Non-interest-bearing
  liabilities  . . . . . . . .     777
                               -------
     Total liabilities . . . .  73,847
Shareholders' equity . . . . .  14,810
                               -------
     Total liabilities and
       shareholders' equity. . $88,657
                               =======
Net interest income. . . . . .                $3,068
                                              ======
Interest rate spread (2) . . .                             2.96%
                                                         ------
Net yield on interest-earning
  assets (3) . . . . . . . . .                             3.59%
                                                         ------
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities. . . . . . . . .                           116.83%
                                                         ======

__________
(1)  Includes non-accrual loans.
(2) Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Represents net interest income as a percentage of the average balance of interest-earning assets for the same period.

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

                                                          Year Ended June 30,
                             _________________________________________________________________________________
                              1999            vs               1998   1998             vs.              1997
                             ______________________________________   ________________________________________
                                       Increase (Decrease)                      Increase (Decrease)
                                            Due to                                   Due to
                             ______________________________________   _______________________________________
                               Rate         Volume           Total       Rate         Volume         Total
                             ________       _______         _______   ________      _________       _________
                                                            (In thousands)
Interest Income:
  Loans. . . . . . . . . . . .$  (30)        $(128)         $(158)     $ 232          $   3         $ 235
  Mortgage-backed
    securities (1) . . . . . .   (46)         (170)          (216)       (14)          (112)         (126)
  Investment securities (1). .   (55)         (162)          (217)      (110)           (71)         (181)
  Other interest-earning
    assets . . . . . . . . . .     9            18             27        (20)            22             2
                               -----         -----         ------      -----          -----         -----
     Total interest-earning
       assets. . . . . . . . .  (122)         (442)          (564)        88           (158)          (70)
                               -----         -----         ------      -----          -----         -----

Interest expense:
  Deposits . . . . . . . . . .  (111)           62            (49)       170             17           187
  Borrowings . . . . . . . . .   (66)         (393)          (459)        83           (185)         (102)
                               -----         -----         ------      -----          -----         -----
      Total interest-bearing
        liabilities. . . . . .  (177)         (331)          (508)       253           (168)           85
                               -----         -----         ------      -----          -----         -----
Decrease in net interest
  income. . . . . . . . . . .                              $  (56)                                  $(155)
                                                           ======                                   =====

_____________
(1)  Includes securities designated as available for sale.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 1999 AND 1998

     At June 30, 1999, the Company's consolidated total assets amounted to $78.1 million, a decrease of $3.9 million, or 5.0%, from the total at June 30, 1998. The decrease in assets resulted primarily from a decrease of $3.4 million in advances from the FHLB and a decline in shareholders' equity of $576,000 due to stock repurchases, which were partially offset by an increase in deposits of $62,000.

     Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $1.5 million, or 12.4%, to a total of $10.3 million at June 30, 1999. Investment securities totaling $7.2 million matured during the period and were partially offset by purchases of $6.4 million. Mortgage-backed securities totaled $16.4 million at June 30, 1999, a decrease of $1.5 million, or 8.6%, from June 30, 1998 levels. The decrease in mortgage-backed securities resulted from principal repayments of $5.4 million and were partially offset by $4.0 million of purchases during the period. Excess liquid assets and proceeds from maturities of investment and mortgage-backed securities were partially used to fund repayments of FHLB advances. Regulatory liquidity amounted to 8.74%, at June 30, 1999.

     Net loans receivable decreased by $1.0 million, or 2.0%, during the period, to a total of $47.8 million at June 30, 1999. Loan disbursements of $11.8 million and loan purchases of $2.6 million were exceeded by principal repayments of $15.4 million. The allowance for loan losses totaled $414,000 at June 30, 1999, as compared to $384,000 at June 30, 1998. Nonperforming loans totaled $268,000 at June 30, 1999, as compared to $141,000 at June 30, 1998.

The allowance for loan losses represented 154% of nonperforming loans as of June 30, 1999 and 272% at June 30, 1998. Although management believes that its allowance for loan losses at June 30, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

     Deposits totaled $56.6 million at June 30, 1999, an increase of $62,000, or 0.1%, over June 30, 1998 levels. During the current period, management has not attempted to match premium deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

     Advances from the FHLB totaled $7.0 million at June 30, 1999, a decrease of $3.4 million, or 32.7%, from the total at June 30, 1998, as proceeds from maturities of investment securities and repayments of mortgage-backed securities and loans were utilized to repay such advances.

     The Company's shareholders' equity amounted to $13.8 million at June 30, 1999, a decrease of $576,000, or 4.0%, from June 30, 1998 levels. The decrease resulted primarily from dividends paid on common stock totaling $563,000, purchases of treasury stock totaling $1.0 million, and a $205,000 decrease in unrealized gains on securities designated as available for sale, which were partially offset by 1999 period net earnings of $866,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED
JUNE 30, 1999 AND 1998

     GENERAL. Net earnings amounted to $866,000 for the fiscal year ended June 30, 1999, a decrease of $51,000, or 5.6%, compared to the $917,000 of net earnings reported in fiscal 1998. The decrease in net earnings in the current period was due to a $56,000 decrease in net interest income, a $7,000 decrease in other income, and a $24,000 increase in general, administrative and other expense, which were partially offset by a $36,000 decrease in the provision for federal income taxes.

     NET INTEREST INCOME. Interest income totaled $5.7 million for the fiscal year ended June 30, 1999, a decrease of $564,000, or 9.1%, from the $6.2 million of interest income reported in fiscal 1998. The decrease resulted primarily from a $6.7 million, or 8.0%, decrease in the weighted-average balance of interest earning assets outstanding, and, to a lesser extent, from by a nine basis point decrease in the average yield, from 7.50% during fiscal 1998 to 7.41% during fiscal 1999. Interest income on loans decreased by $158,000, or 3.9%, due to a $1.6 million, or 3.2%, decrease in the weighted-average balances of loans outstanding coupled with a six basis point decrease in yield, from 8.19% during fiscal 1998 to 8.13% during fiscal 1999. Interest income on mortgage-backed securities decreased by $216,000, or 16.5%, due to a $2.6 million, or 13.5%, decrease in the weighted-average balance outstanding and due to a 24 basis point decrease in average yield, from 6.73% during fiscal 1998 to 6.49% during fiscal 1999. Interest income on investment securities and interest-bearing deposits decreased by $190,000, or 22.5%, due to a $2.5 million, or 17.8%, decrease in the weighted-average balance outstanding and due to a 34 basis point decrease in average yield, from 6.09% during fiscal 1998 to 5.75% during fiscal 1999.

     Interest expense totaled $2.8 million for the fiscal year ended June 30, 1999, a decrease of $508,000, or 15.3%, from the $3.3 million of total interest expense reported in fiscal 1998. Interest expense on deposits decreased by $49,000, or 2.0%, due to a 20 basis point decrease in the average cost of deposits, from 4.45% during fiscal 1998 to 4.25% during fiscal 1999, which was partially offset by a $1.5 million, or 2.6%, increase in the weighted-average balance of deposits outstanding. Interest expense on borrowings decreased by $459,000, or 54.1%, due to a $7.5 million, or 50.2%, decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank and due to a 44 basis point decrease in the average cost on such advances, from 5.71% during fiscal 1998 to 5.27% during fiscal 1999.

     As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $56,000, or 1.9%, to a total of $2.9 million for the fiscal year ended June 30, 1999, as compared to fiscal 1998. The interest rate spread amounted to approximately 3.05% and 2.79% during the respective fiscal 1999 and 1998 periods, while the net interest margin amounted to approximately 3.74% in fiscal 1999 and 3.51% in fiscal 1998.

     Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectability of the Bank's loan portfolio. As a result of such analysis, management recorded a $30,000 provision for losses on loans during the fiscal year ended June 30, 1999, equal to the $30,000 provision recorded for the comparable period in 1998. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

     OTHER INCOME. Other income decreased by $7,000, or 3.6%, for the fiscal year ended June 30, 1999, compared to fiscal 1998, due to an $11,000, or 68.8%, decrease in gain on investment securities transactions, which was partially offset by a $3,000, or 2.3%, increase in service charges and fees on loans and deposits.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $1.8 million for the fiscal year ended June 30, 1999, an increase of $24,000, or 1.4%, from fiscal 1998. The increase was due to a $38,000, or 25.3%, increase in occupancy and equipment, a $7,000, or 5.6%, increase in data processing, and a $9,000, or 2.2%, increase in other operating expense, which were partially offset by a $30,000, or 2.8%, decrease in employee compensation and benefits.

     The increase of $38,000 in occupancy and equipment was due to an increase in depreciation expense in fiscal 1999 as compared to fiscal 1998. The decrease of $30,000 in employee compensation and benefits was due to a decrease in the expense recorded in fiscal 1999 related to the stock benefit plans reflecting the decreased market price of the Kentucky First Bancorp, Inc. common stock, which was offset by an increase in compensation due to an increased staffing level during fiscal 1999.

     FEDERAL INCOME TAXES. The provision for federal income taxes totaled $350,000 for the fiscal year ended June 30, 1999, a decrease of $36,000, or 9.3%, compared to fiscal 1998. This decrease resulted primarily from the decrease in net earnings before taxes of $87,000, or 6.7%. The effective tax rates were 28.8% and 29.6% for the fiscal years ended June 30, 1999 and 1998, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED
JUNE 30, 1998 AND 1997

     GENERAL. Net earnings amounted to $917,000 for the fiscal year ended June 30, 1998, an increase of $155,000, or 20.3%, over the $762,000 of net earnings reported in fiscal 1997. Net earnings during the fiscal 1997 period reflected a $351,000 one-time special assessment recorded in the first quarter of fiscal 1997 to recapitalize the Savings Association Insurance Fund ("SAIF"). The increase in net earnings in the current period was also due to a $38,000 increase in other income, which was partially offset by a $155,000 decrease in net interest income, a $13,000 increase in general, administrative and other expense (excluding the effects of the SAIF recapitalization assessment) and a $51,000 increase in the provision for federal income taxes.

     NET INTEREST INCOME. Interest income totaled $6.2 million for the fiscal year ended June 30, 1998, a decrease of $70,000, or 1.1%, from the $6.3 million of total interest income reported in fiscal 1997. The decrease resulted primarily from a $2.3 million, or 2.7%, decrease in the weighted-average balance of interest earning assets outstanding, partially offset by a twelve basis point increase in the average yield, to 7.50% in fiscal 1998. Interest income on loans increased by $235,000, or 6.1%, due primarily to a 47 basis point increase in yield, to 8.19% for fiscal 1998. Interest income on mortgage-backed securities decreased by $126,000, or 8.8%, due primarily to a $1.7 million, or 7.8%, decrease in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $179,000, or 17.5%, due primarily to a decline in the average yields available on short-term deposits.

     Interest expense on deposits increased by $187,000, or 8.2%, due primarily to a 31 basis point increase in the cost of deposits year to year, from 4.14% in fiscal 1997 to 4.45% in fiscal 1998. Interest expense on borrowings decreased by $102,000, or 10.7%, during the current period, due primarily to a $3.2 million decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank, which was partially offset by a 44 basis point increase in the average rate on such advances, to 5.71% for fiscal 1998.

     As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $155,000, or 5.1%, to a total of $2.9 million for the fiscal year ended June 30, 1998, as compared to fiscal 1997. The interest rate spread amounted to approximately 2.79% and 2.96% during the respective fiscal 1998 and 1997 periods, while the net interest margin amounted to approximately 3.51% in fiscal 1998 and 3.59% in fiscal 1997.

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

     OTHER INCOME. Other income increased by $38,000, or 24.4%, for the fiscal year ended June 30, 1998, compared to fiscal 1997, due primarily to a $16,000 gain on investment securities transactions, coupled with a $21,000, or 19.3%, increase in service charges and fees on loans and deposits.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $1.8 million for the fiscal year ended June 30, 1998, a decrease of $338,000, or 16.0%, from fiscal 1997. This decrease resulted primarily from the $351,000 charge recorded in the first quarter of fiscal 1997 attendant to the aforementioned SAIF recapitalization.
Excluding the effects of this recapitalization assessment, general, administrative and other expense increased by $13,000, or 0.7%, due primarily to a $99,000, or 10.3%, increase in employee compensation and benefits and a $19,000, or 17.8%, increase in data processing, which were partially offset by a $35,000, or 50.7%, decrease in federal deposit insurance premiums and a $78,000, or 16.1%, decrease in other operating expense.

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

YEAR 2000 READINESS DISCLOSURE

     The following information constitutes "Year 2000 Readiness
Disclosure" under the Year 2000 Information and Readiness
Disclosure Act.

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

     As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, the Bank identified the operating systems that it considers critical to the on-going operations of the Bank. The Bank contacted companies that supply or service its information technology systems to remedy any year 2000 problems.

     Of the systems that the Bank identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider has converted its hardware to a new Year 2000 compliant system. The Bank's conversion to this new system was completed on October 17, 1998. The service provider successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. On November 15, 1998, the Bank performed final customer testing, which was designed to test the Savings Bank's unique equipment configuration and communications link to the service provider.

     In September 1998, the Bank developed a contingency plan in case the mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the Bank deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote. The plan primarily addresses action to deal with the possibility that the service provider's system would be down for several days or weeks upon arrival of Year 2000. The Bank has the ability to process transactions utilizing spreadsheet software on in-house personal computers for a period of time, if necessary. The board has amended its contingency plan several times since the original adoption. The most recent amendment, in July 1999, details the methods to be taken should it become necessary to implement the contingency plan. Final testing of the methology involved in the spreadsheet processing is to be completed by September 30, 1999.

     Management of the Bank developed an estimate of expenses that were reasonably likely to be incurred by the Bank in connection with its efforts to achieve compliance of $20,000. The amount expended, as June 30, 1999, was approximately $6,000. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Bank's current systems, programs and equipment Year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

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

     First Federal's capital ratios are substantially in excess of current regulatory capital requirements. At June 30, 1999, the Bank's tangible and core capital amounted to 15.3% of adjusted total assets, or 13.8% and 12.3%, respectively, in excess of the Bank's current 1.5% tangible and 3.0% core capital requirements. Additionally, the Bank's risk-based capital ratio was 27.1% at June 30, 1999, or 19.1% in excess of the Bank's 8.0% risk-based capital requirement.

     First Federal's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. In addition, as a member of the FHLB of Cincinnati, the Bank is eligible to borrow funds from the FHLB of Cincinnati in the form of advances.

     First Federal is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 4% of deposits and borrowings. First Federal's daily average liquidity ratio for the month of June 1999 was 8.7%. Management seeks to maintain a liquidity ratio at or near the regulatory minimum as a means of improving the return on the investment of the Bank's assets.

     The Bank's regulatory liquid assets consist of cash and cash equivalents and certain of the Bank's investment and mortgage-backed securities, with original maturities of less than five years. The level of liquid assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 1999 the Bank's regulatory liquidity totaled approximately $4.9 million.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     Comprehensive Income. In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required without material impact on the Company's financial statements.

     Business Segments. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders.
It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective July 1, 1998, as required, without material impact on the Company's financial statements.

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

     SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale category or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page

Report of Independent Certified Public Accountants          46

Consolidated Statements of Financial Condition as of
  June 30, 1999 and 1998                                    47

Consolidated Statements of Earnings for the Years Ended
  June 30, 1999, 1998 and 1997                              48

Consolidated Statements of Comprehensive Income             49

Consolidated Statements of Shareholders' Equity for the
  Years Ended June 30, 1999, 1998 and 1997                  50

Consolidated Statements of Cash Flows for the Years
  Ended June 30, 1999, 1998 and 1997                        51

Notes to Consolidated Financial Statements                  53

       [LETTERHEAD OF GRANT THORNTON LLP]



       Report of Independent Certified Public Accountants
       --------------------------------------------------

Board of Directors
Kentucky First Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Kentucky First Bancorp, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for the years ended June 30, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky First Bancorp, Inc. as of June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP


Cincinnati, Ohio
August 3, 1999

                 KENTUCKY FIRST BANCORP, INC.

        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          June 30,
              (In thousands, except share data)

         ASSETS                                                 1999       1998
Cash and due from banks                                       $   635    $   469
Interest-bearing deposits in other financial institutions         809      1,488
                                                              -------    -------
     Cash and cash equivalents                                  1,444      1,957

Investment securities available for sale - at market            7,297      4,607
Investment securities held to maturity - at amortized
  cost, approximate market value of $1,545 and $5,211
  as of June 30, 1999 and 1998                                  1,531      5,162
Mortgage-backed securities available for sale - at market       6,579      3,213
Mortgage-backed securities held to maturity - at
  amortized cost, approximate market value of $9,613
  and $14,797 as of June 30, 1999 and 1998                      9,780     14,680
Loans receivable - net                                         47,801     48,801
Office premises and equipment - at depreciated cost             1,271      1,356
Federal Home Loan Bank stock - at cost                          1,212      1,130
Accrued interest receivable                                       409        492
Prepaid expenses and other assets                                 479        460
Prepaid federal income taxes                                      181        144
Deferred federal income taxes                                     160         44
                                                              -------    -------
     Total assets                                             $78,144    $82,046
                                                              =======    =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                      $56,628    $56,566
Advances from the Federal Home Loan Bank                        7,003     10,412
Accrued interest payable                                           91        117
Other liabilities                                                 590        543
                                                              -------    -------
     Total liabilities                                         64,312     67,638

Commitments                                                         -          -

Shareholders' equity
  Preferred stock - authorized 500,000 shares
    of $.01 par value; no shares issued                             -          -
  Common stock - authorized 3,000,000 shares
    of $.01 par value; 1,388,625 shares issued                     14         14
  Additional paid-in capital                                    9,300      9,291
  Retained earnings - restricted                                8,447      8,144
  Less shares acquired by stock benefit plans                  (1,024)    (1,249)
  Less 214,658 and 147,520 shares of treasury stock -
    at cost                                                    (2,791)    (1,883)
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects               (114)        91
                                                              -------    -------
     Total shareholders' equity                                13,832     14,408
                                                              -------    -------
     Total liabilities and shareholders' equity               $78,144    $82,046
                                                              =======    =======

The accompanying notes are an integral part of these statements.

                         KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                         FOR THE YEAR ENDED JUNE 30,
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             1999         1998          1997
Interest income
  Loans                                     $3,914       $4,072        $3,837
  Mortgage-backed securities                 1,096        1,312         1,438
  Investment securities                        529          746           927
  Interest-bearing deposits and other          126           99            97
                                            ------       ------        ------
      Total interest income                  5,665        6,229         6,299

Interest expense
  Deposits                                   2,418        2,467         2,280
  Borrowings                                   390          849           951
                                            ------       ------        ------
      Total interest expense                 2,808        3,316         3,231
                                            ------       ------        ------

      Net interest income                    2,857        2,913         3,068

Provision for losses on loans                   30           30            15
                                            ------       ------        ------
      Net interest income after provision
        for losses on loans                  2,827        2,883         3,053

Other income
  Gain on investment securities
    transactions                                 5           16             -
  Service charges                              133          130           109
  Other operating                               49           48            47
                                            ------       ------        ------
      Total other income                       187          194           156

General, administrative and other expense
  Employee compensation and benefits         1,029        1,059           960
  Occupancy and equipment                      188          150           142
  Federal deposit insurance premiums            34           34           420
  Data processing                              133          126           107
  Other operating                              414          405           483
                                            ------       ------        ------
      Total general, administrative
        and other expense                    1,798        1,774         2,112
                                            ------       ------        ------
      Earnings before income taxes           1,216        1,303         1,097

Federal income taxes
  Current                                      361          385           373
  Deferred                                     (11)           1           (38)
                                            ------       ------        ------
     Total federal income taxes                350          386           335
                                            ------       ------        ------
     NET EARNINGS                           $  866       $  917        $  762
                                            ======       ======        ======
     EARNINGS PER SHARE
       Basic                                  $.77         $.77          $.60
                                              ====         ====          ====
       Diluted                                $.75         $.75          $.59
                                              ====         ====          ====

The accompanying notes are an integral part of these statements.

                         KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                         FOR THE YEARS ENDED JUNE 30,
                                (IN THOUSANDS)

                                             1999         1998          1997
Net earnings                                 $ 866        $  917        $762

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on
    securities during the period              (202)          107          45
  Reclassification adjustment for realized
    gains included in earnings, net of
    tax of $2 and $5 for the  years ended
    June 30, 1999 and 1998                      (3)          (11)          -
                                             -----        ------        ----
Comprehensive income                         $ 661        $1,013        $807
                                             =====        ======        ====

Accumulated comprehensive income (loss)      $(114)       $   91        $ (5)
                                             =====        ======        ====

The accompanying notes are an integral part of these statements.

                         KENTUCKY FIRST BANCORP, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For The Years Ended June 30, 1999, 1998 And 1997
                        (In thousands, except share data)

                                                                                            UNREALIZED
                                                                                          GAINS (LOSSES)
                                                                   SHARES                 ON SECURITIES
                                         ADDITIONAL               ACQUIRED                 DESIGNATED
                               COMMON     PAID-IN    RETAINED     BY STOCK     TREASURY   AS AVAILABLE
                                STOCK     CAPITAL    EARNINGS   BENEFIT PLANS    STOCK      FOR SALE       TOTAL
                               ------    ----------  --------   -------------  --------   -------------    -----
Balance at July 1, 1996         $14       $13,351     $7,689       $(1,748)      $    -       $ (50)       $19,256

Purchase of treasury stock        -             -          -             -         (818)          -           (818)
Amortization expense of stock
  benefit plans                   -            35          -           239            -           -            274
Net earnings for the year
  ended June 30, 1997             -             -        762             -            -           -            762
Cash dividends of $.50 per
  share                           -             -       (626)            -            -           -           (626)
Capital distribution of
  $3.00 per share                 -        (4,166)         -             -            -           -         (4,166)
Unrealized gains on securities
  designated as available for
  sale, net of related tax
  effects                         -             -          -             -            -          45             45
                                ---       -------     ------       -------      -------       -----        -------
Balance at June 30, 1997         14         9,220      7,825        (1,509)        (818)         (5)        14,727

Purchase of treasury stock        -             -          -             -       (1,124)          -         (1,124)
Amortization expense of stock
  benefit plans                   -            81          -           260            -           -            341
Net earnings for the year ended
  June 30, 1998                   -             -        917             -            -           -            917
Cash dividends of $.50 per share  -             -       (598)            -            -           -           (598)
Issuance of shares under stock
  option plan                     -           (10)         -             -           59           -             49
Unrealized gains on securities
  designated as available for
  sale, net of related tax
  effects                         -             -          -             -            -          96             96
                                ---       -------     ------       -------      -------       -----        -------
Balance at June 30, 1998         14         9,291      8,144        (1,249)      (1,883)         91         14,408

Purchase of treasury stock        -             -          -             -       (1,050)          -         (1,050)
Amortization expense of stock
  benefit plans                   -            34          -           225            -           -            259
Net earnings for the year ended
  June 30, 1999                   -             -        866             -            -           -            866
Cash dividends of $.50 per share  -             -       (563)            -            -           -           (563)
Issuance of shares under stock
  option plan                     -           (25)         -             -          142           -            117
Unrealized losses on securities
  designated as available for
  sale, net of related tax
  effects                         -             -          -             -            -        (205)          (205)
                                ---       -------     ------       -------      -------       -----        -------
Balance at June 30, 1999        $14       $ 9,300     $8,447       $(1,024)     $(2,791)      $(114)       $13,832
                                ===       =======     ======       =======      =======       =====        =======

The accompanying notes are an integral part of these statements.

                         KENTUCKY FIRST BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For The Year Ended June 30,
                            (In thousands)

                                                  1999         1998          1997
Cash flows from operating activities:
  Net earnings for the year                     $    866     $    917     $    762
  Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
    Amortization of discounts and premiums
      on loans, investments and mortgage-
      backed securities - net                        (11)         (14)         (19)
    Amortization of deferred loan origination
      fees                                           (21)         (36)         (44)
    Depreciation and amortization                    100           67           64
    Provision for losses on loans                     30           30           15
    Amortization of expense related to stock
      benefit plans                                  259          341          274
    Gain on investment securities transactions        (5)         (16)           -
    Federal Home Loan Bank stock dividends           (82)         (78)         (65)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                     83           82          (57)
      Prepaid expenses and other assets              (19)         (45)         (69)
      Accrued interest payable                       (26)         (31)          77
      Other liabilities                               47          (25)          66
      Federal income taxes
        Current                                      (37)        (112)        (194)
        Deferred                                     (11)           1          (38)
                                                --------     --------      -------
     Net cash provided by operating activities     1,173        1,081          772

Cash flows provided by (used in) investing
  activities:
  Proceeds from maturity of investment
    securities                                     7,173        7,811        2,440
  Purchase of investment securities designated
    as held to maturity                                -            -         (701)
  Purchase of investment securities designated
    as available for sale                         (6,369)      (3,580)        (100)
  Purchase of mortgage-backed securities
    designated as available for sale              (3,975)           -            -
  Principal repayments on mortgage-backed
    securities                                     5,352        3,387        2,053
  Purchase of loans                               (2,601)        (783)      (1,654)
  Loan principal repayments                       15,387       12,756       11,140
  Loan disbursements                             (11,795)     (11,848)     (15,357)
  Purchase of office premises and equipment          (15)         (26)        (100)
  Purchase of Federal Home Loan Bank stock             -            -         (249)
                                                --------     --------      -------
        Net cash provided by (used in)
          investing activities                     3,157        7,717       (2,528)
                                                --------     --------      -------
     Net cash provided by (used in) operating
       and investing activities (subtotal
       carried forward)                            4,330        8,798       (1,756)
                                                --------     --------      -------


                    KENTUCKY FIRST BANCORP, INC.

                   For the Year Ended June 30,


                                                  1999        1998         1997
     Net cash provided by (used in) operating
       and investing activities (subtotal
       brought forward)                         $  4,330     $  8,798    $ (1,756)

Cash flows provided by (used in) financing
  activities:
  Net increase in deposits                            62        1,123       3,665
  Proceeds from Federal Home Loan Bank
    advances                                       6,900       28,700      19,250
  Repayment of Federal Home Loan Bank
    advances                                     (10,309)     (36,258)    (15,808)
  Proceeds from note payable                           -            -       2,000
  Repayment of note payable                            -            -      (2,000)
  Purchase of treasury stock                      (1,050)      (1,124)       (818)
  Proceeds from issuance of shares under
    stock option plan                                117           49           -
  Dividends and capital distributions on
    common stock                                    (563)        (598)     (4,792)
                                                 -------      -------     -------
     Net cash provided by (used in) financing
       activities                                 (4,843)      (8,108)      1,497
                                                 -------      -------     -------

Net increase (decrease) in cash and cash
  equivalents                                       (513)         690        (259)

Cash and cash equivalents at beginning of year     1,957        1,267       1,526
                                                 -------      -------     -------
Cash and cash equivalents at end of year         $ 1,444      $ 1,957     $ 1,267
                                                 =======      =======     =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                         $   419      $   466     $   350
                                                 =======      =======     =======
    Interest on deposits and borrowings          $ 2,834      $ 3,347     $ 3,154
                                                 =======      =======     =======
 Unrealized gains (losses) on securities
    designated as available for sale, net of
    related tax effects                          $  (205)     $    96     $    45
                                                 =======      =======     =======

The accompanying notes are an integral part of these statements.

                    KENTUCKY FIRST BANCORP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   June 30, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Kentucky First Bancorp, Inc. (the "Corporation") is a savings and loan holding company whose activities are primarily limited to holding the common stock of First Federal Savings Bank (the "Savings Bank"). The Savings Bank conducts a general banking business in central Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Savings Bank's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Savings Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

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

  2.  Investment Securities and Mortgage-Backed Securities
      ----------------------------------------------------

  The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that investments in debt and equity securities be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are to be carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities designated as available for sale are carried at fair value with the resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively. At June 30, 1999 and 1998, the Corporation's shareholders' equity reflected a net unrealized loss and a net unrealized gain on securities designated as available for sale totaling $114,000 and $91,000, respectively.

                    KENTUCKY FIRST BANCORP, INC.

                  June 30, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

       2.  Investment Securities and Mortgage-Backed
           -----------------------------------------
           Securities(continued)
           ----------

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

                   KENTUCKY FIRST BANCORP, INC.

                  June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

       5.  Allowance for Losses on Loans (continued)
           -----------------------------

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

       At June 30, 1999, the Savings Bank had one loan totaling $352,000 that met the definition for impairment under SFAS No. 114. The allowance for losses related to this account amounted to $150,000 at that date. At June 30, 1998, the Savings Bank had no impaired loans pursuant to SFAS No. 114.

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

                   KENTUCKY FIRST BANCORP, INC.

                 June 30, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

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

    8.  Federal Income Taxes
        --------------------

    The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

    The Corporation's principal temporary differences between pretax financial income and taxable income result from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, certain components of benefit plans and the accumulated post-1987 percentage of earnings bad debt deductions. Additional temporary differences result from depreciation computed using accelerated methods for tax purposes.

                   KENTUCKY FIRST BANCORP, INC.

                   JUNE 30, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

    9.  Benefit Plans
        -------------

    The Corporation provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21 through the Kentucky First Bancorp, Inc. Employee Stock Ownership Plan ("ESOP"). Expense recognized related to the ESOP totaled approximately $147,000, $158,000 and $128,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

    Additionally, the Corporation has the Kentucky First Bancorp, Inc. Management Recognition Plan ("MRP"). The MRP purchased 55,545 shares of the Corporation's common stock in the open market. All of the shares available under the MRP were granted to executive officers, directors and employees of the Savings Bank in fiscal 1996 upon receipt of shareholder approval. The MRP provides that common stock awarded under the MRP vests ratably over a five year period. A provision of $125,000, $186,000 and $146,000 related to the MRP was charged to expense for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

    10.  Earnings and Dividends Per Share
         --------------------------------

    Basic earnings per share for the years ended June 30, 1999, 1998 and 1997, is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding (which gives effect to 80,153, 92,574 and 101,832 unallocated ESOP shares), totaled 1,121,745, 1,188,719 and 1,264,832 for the years ended June 30, 1999, 1998 and 1997, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,159,390, 1,230,251 and 1,294,928 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 37,645, 41,532 and 30,096 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

    During fiscal 1997, the Corporation paid cash distributions of $3.50 per share. Of these distributions, management deemed $3.00 per share a return of capital charging such amount to additional paid-in capital in the 1997 consolidated financial statements.

                   KENTUCKY FIRST BANCORP, INC.

                  June 30, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

    11.  Investment in Subsidiary
         ------------------------

    The Savings Bank has a wholly-owned subsidiary, Cynthiana Service Corporation, which was incorporated for the sole purpose of owning stock in the Savings Bank's data processor. The subsidiary's assets at June 30, 1999 and 1998 are limited to a $15,000 investment in such stock. As a result, the subsidiary has not been consolidated based on materiality.

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

    The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 1999 and 1998:

        Cash and cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

        Investment and mortgage-backed securities: For investments and mortgage-backed securities, fair value is deemed to equal the quoted market price.

        Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one-to-four family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

                  KENTUCKY FIRST BANCORP, INC.

                  June 30, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

    12.  Fair Value of Financial Instruments (continued)
         -----------------------------------

               Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

               Deposits: The fair value of NOW accounts, passbook accounts and money market deposits is deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

               Advances from Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

               Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at June 30, 1999 and 1998 was not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments at June 30 are as follows:

                                               1999                   1998
                                        CARRYING    FAIR     CARRYING      FAIR
                                          VALUE     VALUE      VALUE       VALUE
                                                    (In thousands)
Financial assets
  Cash and cash equivalents              $ 1,444    $ 1,444    $ 1,957    $ 1,957
  Investment securities                    8,828      8,842      9,769      9,818
  Mortgage-backed securities              16,359     16,192     17,893     18,010
  Loans receivable                        47,801     48,045     48,801     50,265
  Federal Home Loan Bank stock             1,212      1,212      1,130      1,130
                                         -------    -------    -------    -------
                                         $75,664    $75,735    $79,550    $81,180
                                         =======    =======    =======    =======
Financial liabilities
  Deposits                               $56,628    $56,851    $56,566    $56,613
  Advances from the Federal Home
    Loan Bank                              7,003      6,896     10,412     10,396
                                         -------    -------    -------    -------
                                         $63,631    $63,747    $66,978    $67,009
                                         =======    =======    =======    =======

                     KENTUCKY FIRST BANCORP, INC.

                     June 30, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  13.  Cash and Cash Equivalents
       -------------------------

  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits due from other financial institutions with original maturities of less than ninety days.

  14.  Reclassifications
       -----------------

  Certain prior year amounts have been reclassified to conform to the 1999 consolidated financial statement presentation.

NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

  The amortized cost and estimated fair values of investment securities held to maturity at June 30 are summarized as follows:

                                               1999                   1998
                                                  ESTIMATED              ESTIMATED
                                        AMORTIZED   FAIR     AMORTIZED     FAIR
                                           COST     VALUE      COST        VALUE
                                                    (In thousands)
  U. S. Government
    agency obligations                  $    -     $    -     $3,502     $3,514
  Municipal obligations                  1,531      1,545      1,660      1,697
                                        ------     ------     ------     ------
                                        $1,531     $1,545     $5,162     $5,211
                                        ======     ======     ======     ======

  At June 30, 1999 and 1998, the estimated fair value of the Corporation's investment securities exceeded the carrying value of such securities by $14,000 and $49,000, respectively, consisting solely of gross unrealized gains.

  The amortized cost and estimated fair value of U.S. Government agency and municipal obligations designated as held to maturity at June 30, by contractual term to maturity, are shown below:

                                               1999                   1998
                                                  ESTIMATED              ESTIMATED
                                        AMORTIZED   FAIR     AMORTIZED     FAIR
                                           COST     VALUE      COST        VALUE
                                                    (In thousands)
  Due in three years or less            $  285      $  293     $  957     $  962
  Due after three years through
    five years                             394         398        135        145
  Due after five years                     852         854      4,070      4,104
                                        ------      ------     ------     ------
                                        $1,531      $1,545     $5,162     $5,211
                                        ======      ======     ======     ======

                    KENTUCKY FIRST BANCORP, INC.

                  June 30, 1999, 1998 and 1997


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

  The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities designated as available for sale at June 30, 1999 and 1998, are summarized as follows:

                                                    JUNE 30, 1999
                                                      GROSS       GROSS  ESTIMATED
                                      AMORTIZED  UNREALIZED  UNREALIZED       FAIR
                                           COST       GAINS      LOSSES      VALUE
                                                    (In thousands)
U.S. Government agency obligations:
  Due in three years or less           $2,990      $  3        $  (18)     $2,975
  Due after five years                  2,000         -           (86)      1,914

Municipal obligations:
  Due after three years through
    five years                            219         5             -         224
  Due after five years                  2,226         -           (42)      2,184
                                       ------      ----        ------      ------
                                       $7,435      $  8        $ (146)     $7,297
                                       ======      ====        ======      ======
                                                    JUNE 30, 1998
                                                      GROSS       GROSS  ESTIMATED
                                      AMORTIZED  UNREALIZED  UNREALIZED       FAIR
                                           COST       GAINS      LOSSES      VALUE
                                                    (In thousands)

U.S. Government agency obligations:
  Due in three years or less           $  990      $  4         $  -       $  994
  Due after five years                  1,500         1            -        1,501

Municipal obligations:
  Due after five years                  2,105         9           (2)       2,112
                                       ------      ----         ----       ------
                                       $4,595      $ 14         $ (2)      $4,607
                                       ======      ====         ====       ======

  The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 1999 and 1998 (including those designated as available for sale) are summarized as follows:

                                                       1999
                                                      GROSS       GROSS  ESTIMATED
                                      AMORTIZED  UNREALIZED  UNREALIZED       FAIR
                                           COST       GAINS      LOSSES      VALUE
                                                    (In thousands)
HELD TO MATURITY:
  Federal Home Loan Mortgage
   Corporation  participation
   certificates                        $   706     $  -         $  (18)    $   688
  Government National Mortgage
   Association participation
   certificates                          1,063       26             (4)      1,085
  Federal National Mortgage
   Association participation
   certificates                          8,011        4           (175)      7,840
                                       -------     ----         ------     -------
     Total mortgage-backed securities
       held to maturity                  9,780       30           (197)      9,613
                                       -------     ----         ------     -------
 AVAILABLE FOR SALE:
    Federal Home Loan Mortgage
      Corporation participation
      certificates                       3,088       86              -       3,174
    Federal National Mortgage
      Association participation
      certificates                       3,526        -           (121)      3,405
                                       -------     ----         ------     -------
     Total mortgage-backed securities
      available for sale                 6,614       86           (121)      6,579
                                       -------     ----         ------     -------
           Total mortgage-backed
             securities                $16,394     $116         $ (318)    $16,192
                                       =======     ====         ======     =======

                    KENTUCKY FIRST BANCORP, INC.

                  June 30, 1999, 1998 and 1997


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

                                                       1998
                                                      GROSS       GROSS  ESTIMATED
                                      AMORTIZED  UNREALIZED  UNREALIZED       FAIR
                                           COST       GAINS      LOSSES      VALUE
                                                    (In thousands)
HELD TO MATURITY:                                 (In Thousands)
  Federal Home Loan Mortgage
   Corporation  participation
   certificates                        $ 1,786     $ 20         $  (19)    $ 1,787
  Government National Mortgage
   Association participation
   certificates                          1,527       57              -       1,584
  Federal National Mortgage
   Association participation
   certificates                         11,367       62             (3)     11,426
                                       -------     ----         ------     -------
     Total mortgage-backed securities
       held to maturity                 14,680      139            (22)     14,797

 AVAILABLE FOR SALE:
    Federal Home Loan Mortgage
      Corporation participation
      certificates                       3,088      125              -       3,213
                                       -------     ----         ------     -------
             securities                $17,768     $264         $  (22)    $18,010
                                       =======     ====         ======     =======

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

                                                      JUNE 30,
                                                 1999          1998
                                                     (In thousands)
  Due within three years                         $    51      $   249
  Due in three to five years                           3            7
  Due in five to ten years                         1,125          815
  Due in ten to twenty years                       9,929       11,814
  Due after twenty years                           5,286        4,883
                                                 -------      -------
                                                 $16,394      $17,768
                                                 =======      =======

  At June 30, 1999 and 1998, investment securities totaling $2.7 million and $2.5 million, respectively, were pledged to secure public deposits.

                    KENTUCKY FIRST BANCORP, INC.

                    June 30, 1999, 1998 and 1997

NOTE C - LOANS RECEIVABLE

  The composition of the loan portfolio at June 30 is as follows:

                                                 1999          1998
                                                     (In thousands)
  Residential real estate
    One-to-four family                            $26,279      $27,174
    Multi-family                                    4,526        5,322
    Construction                                    1,020        1,220
  Nonresidential real estate and land              12,424       11,350
  Consumer and other                                4,292        4,462
                                                  -------      -------
                                                   48,541       49,528
  Less:
    Undisbursed portion of loans in process           227          232
    Deferred loan origination fees                     89           86
    Unearned discount                                  10           25
    Allowance for loan losses                         414          384
                                                  -------      -------
                                                  $47,801      $48,801
                                                  =======      =======

  The Savings Bank's lending efforts have historically focused on one-to-four family and multi-family residential real estate loans, which comprise approximately $31.6 million, or 66%, of the total loan portfolio at June 30, 1999, and $33.5 million, or 69%, of the total loan portfolio at June 30, 1998. Generally, such loans have been underwritten on the basis of no more than an 85% loan-to-value ratio, which has historically provided the Savings Bank with adequate collateral coverage in the event of default. Nevertheless, the Savings Bank, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of central Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Savings Bank's primary lending area are presently stable.

  In the normal course of business, the Savings Bank has made loans to some of its directors, officers and employees. In the opinion of management, such loans are consistent with sound lending practices and are within applicable regulatory lending limitations. The aggregate dollar amount of loans outstanding to directors and officers totaled approximately $170,000 and $199,000 at June 30, 1999 and 1998, respectively.

                    KENTUCKY FIRST BANCORP, INC.

                   June 30, 1999, 1998 and 1997


NOTE D - ALLOWANCE FOR LOAN LOSSES

  The activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                   1999        1998        1997
                                                          (In thousands)
  Balance at beginning of year                     $384         $372        $367
  Provision for loan losses                          30           30          15
  Charge-offs, net of recoveries                      -          (18)        (10)
                                                   ----         ----        ----
  Balance at end of year                           $414         $384        $372
                                                   ====         ====        ====

  As of June 30, 1999, $264,000 of the Savings Bank's allowance for loan losses was general in nature, and is includible as a component of regulatory risk-based capital, subject to certain percentage limitations. The remaining allowance for loan losses of $150,000 relates specifically to a non-accruing multi-family residential real estate loan.

  Nonperforming and nonaccrual loans totaled approximately
  $268,000, $141,000 and $59,000 at June 30, 1999, 1998 and
  1997, respectively.

  During the years ended June 30, 1999, 1998 and 1997, interest income of approximately $6,000, $3,000 and $3,000, respectively, would have been recognized had such loans been performing in accordance with contractual terms.


NOTE E - OFFICE PREMISES AND EQUIPMENT

  Office premises and equipment at June 30 are comprised of the following:

                                                        1999       1998
                                                        (In thousands)
  Land                                                $   448    $   448
  Office buildings and improvements                       982        982
  Furniture, fixtures and equipment                       403        388
                                                      -------     ------
                                                        1,833      1,818
    Less accumulated depreciation and
      amortization                                        562        462
                                                      -------     ------
                                                       $1,271     $1,356
                                                      =======     ======

                    KENTUCKY FIRST BANCORP, INC.

                    June 30, 1999, 1998 and 1997

NOTE F - DEPOSITS

Deposits consist of the following major classifications at June 30:

DEPOSIT TYPE AND WEIGHTED-
AVERAGE INTEREST RATE                                   1999        1998
                                                       (In thousands)
NOW accounts
  1999 - 1.40%                                        $ 8,909
  1998 - 1.90%                                                     $ 8,610
Passbook
  1999 - 2.25%                                          6,293
  1998 - 2.97%                                                       6,090
Money market deposit accounts
  1999 - 3.35%                                          4,580
  1998 - 3.31%                                                       4,248
                                                      -------      -------
Total demand, transaction and
  passbook deposits                                    19,782       18,948

Certificates of deposit
  Original maturities of:
    Less than 12 months
      1999 - 4.43%                                      6,134
      1998 - 5.00%                                                   6,101
    12 months to 24 months
      1999 - 5.09%                                     19,528
      1998 - 5.57%                                                  19,965
    30 months to 36 months
      1999 - 5.53%                                      2,867
      1998 - 5.69%                                                   3,497
    More than 36 months
      1999 - 5.81%                                      4,002
      1998 - 5.74%                                                   4,082
  Individual retirement accounts
      1999 - 5.26%                                      4,315
      1998 - 5.63%                                                   3,973
                                                      -------      -------
Total certificates of deposit                          36,846       37,618
                                                      -------      -------
Total deposit accounts                                $56,628      $56,566
                                                      =======      =======

At June 30, 1999 and 1998, the Savings Bank had certificate of deposit accounts with balances in excess of $100,000 totaling
$2.4 million and $2.1 million, respectively.

                    KENTUCKY FIRST BANCORP, INC.

                    June 30, 1999, 1998 and 1997

NOTE F - DEPOSITS (continued)

  Interest expense on deposits for the year ended June 30 is summarized as follows:

                                                   1999        1998        1997
                                                          (In thousands)
  Passbook                                         $  148       $  180      $  180
  NOW and money market deposit
    accounts                                          287          302         267
  Certificates of deposit                           1,983        1,985       1,833
                                                   ------       ------      ------
                                                   $2,418       $2,467      $2,280
                                                   ======       ======      ======

  Maturities of outstanding certificates of deposit at June 30 are summarized as follows:

                                                          1999        1998
                                                           (In thousands)

  Less than one year                                    $27,864      $27,219
  One to three years                                      6,142        7,510
  Over three years                                        2,840        2,889
                                                        -------      -------
                                                        $36,846      $37,618
                                                        =======      =======

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

  Advances from the Federal Home Loan Bank, collateralized at June 30, 1999 by pledges of certain residential mortgage loans totaling $10.5 million, certain securities totaling $5.0 million and the Savings Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                         MATURING
                         YEAR ENDING           JUNE 30,
INTEREST RATE            JUNE 30,         1999          1998
                                         (Dollars in thousands)
  6.45%                  1999              $    -     $ 6,900
  6.02%                  2000                 500           -
  5.07% - 5.71%          2006               3,100       3,100
  5.15%                  2009               3,000           -
  4.00%                  2025                 304         311
  4.00%                  2026                  99         101
                                           ------     -------
                                           $7,003     $10,412
                                           ======     =======

      Weighted-average interest rate         5.09%       5.85%
                                           ======     =======

                    KENTUCKY FIRST BANCORP, INC.

                   June 30, 1999, 1998 and 1997

NOTE H - FEDERAL INCOME TAXES

  Federal income taxes differ from the amounts computed at the statutory corporate tax rate for the year ended June 30 as follows:

                                                   1999        1998        1997
                                                          (In thousands)
  Federal income taxes computed at
    statutory rate                                 $413        $443        $373
  Increase (decrease) in taxes resulting from:
    Municipal interest income                       (63)        (57)        (43)
    Other                                             -           -           5
                                                   ----        ----        ----
  Federal income tax provision per consolidated
    statements of earnings                         $350        $386        $335
                                                   ====        ====        ====

 The composition of the Corporation's net deferred tax asset at June 30 is as follows:

                                                           1999        1998
                                                           (In thousands)
  Taxes (payable) refundable on temporary
  differences at estimated corporate tax rate:
    Deferred tax assets:
      Allowance for loan losses                            $145        $131
      Deferred loan origination fees                          -           5
      Deferred compensation                                  95          92
      Retirement plans                                       86          70
      Unrealized losses on securities designated as
        available for sale                                   59           -
                                                          -----       -----
      Total deferred tax assets                             385         298

    Deferred tax liabilities:
      Percentage of earnings bad debt deduction             (12)        (16)
      Book/tax depreciation                                 (49)        (42)
      Federal Home Loan Bank stock dividends                (97)        (69)
      Accrual vs. cash basis of accounting                  (49)        (74)
      Unrealized gains on securities designated
        as available for sale                                 -         (46)
      Deferred loan origination costs                       (18)          -
      Other                                                   -          (7)
                                                          -----       -----
      Total deferred tax liabilities                       (225)       (254)
                                                          -----       -----
      Net deferred tax asset                              $ 160       $  44
                                                          =====       =====

                    KENTUCKY FIRST BANCORP, INC.

                   June 30, 1999, 1998 and 1997



NOTE H - FEDERAL INCOME TAXES (continued)

  The Savings Bank was allowed a special bad debt deduction, generally limited to 8% of otherwise taxable income, and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at June 30, 1999 include approximately $1.6 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $520,000 at June 30, 1999. See Note L for additional information regarding the Savings Bank's future percentage of earnings bad debt deductions.

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

  At June 30, 1999, the Savings Bank had outstanding commitments of approximately $244,000 to originate loans. In the opinion of management all loan commitments equaled or exceeded prevailing market interest rates as of June 30, 1999, and will be funded from normal cash flow from operations.

                    KENTUCKY FIRST BANCORP, INC.

                    June 30, 1999, 1998 and 1997

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

  As of June 30, 1999 and 1998, management believes that the Savings Bank met all capital adequacy requirements to which it was subject.

                                                AS OF JUNE 30, 1999
                                                                         TO BE "WELL-
                                                                      CAPITALIZED" UNDER
                                                     FOR CAPITAL       PROMPT CORRECTIVE
                                    ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS
                              ----------------    -----------------    -----------------
                              AMOUNT     RATIO    AMOUNT      RATIO    AMOUNT     RATIO
                                   (Dollars in thousands)
  Tangible capital           $11,964     15.3%    > $1,172    >1.5%    >$3,907   > 5.0%
                                                  -           -        -         -
  Core capital               $11,964     15.3%    > $2,344    >3.0%    >$4,689   > 6.0%
                                                  -           -        -         -
  Risk-based capital         $12,229     27.1%    > $3,607    >8.0%    >$4,509   >10.0%
                                                  -           -        -         -

                    KENTUCKY FIRST BANCORP, INC.

                   June 30, 1999, 1998 and 1997


NOTE J - REGULATORY CAPITAL (continued)


                                                AS OF JUNE 30, 1998
                                                                         TO BE "WELL-
                                                                      CAPITALIZED" UNDER
                                                     FOR CAPITAL       PROMPT CORRECTIVE
                                    ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS
                              ----------------    -----------------    -----------------
                              AMOUNT     RATIO    AMOUNT      RATIO    AMOUNT     RATIO
                                                (Dollars in thousands)
  Tangible capital           $12,328     15.1%    > $1,223    >1.5%    >$4,076   > 5.0%
                                                  -           -        -         -
  Core capital               $12,328     15.1%    > $2,446    >3.0%    >$4,892   > 6.0%
                                                  -           -        -         -
  Risk-based capital         $12,712     27.3%    > $3,729    >8.0%    >$4,662   >10.0%
                                                  -           -        -         -

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

NOTE K - STOCK OPTION PLAN

  In fiscal 1996 the Board of Directors adopted the Kentucky First Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") which provided for the issuance of 173,579 shares (adjusted for the fiscal 1997 return of capital distribution) of authorized, but unissued shares of common stock at fair value at the date of grant. The Corporation immediately granted all options at an adjusted fair value of $9.74 per share. The Plan provides for one-fifth of the shares granted to be exercisable on each of the first five anniversaries of the date of the Plan, commencing in April 1996.

  The Corporation accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

                    KENTUCKY FIRST BANCORP, INC.

                   June 30, 1999, 1998 and 1997

NOTE K - STOCK OPTION PLAN (continued)

  The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. The pro-forma disclosures required under SFAS No. 123 are not applicable to the three years in the period ended June 30, 1999, as no stock option grants occurred during the period.

  A summary of the status of the Corporation's stock option plan as of June 30, 1999, 1998 and 1997, and changes during the periods ending on those dates is presented below:

                                           1999                   1998                     1997
                                             WEIGHTED-              WEIGHTED-              WEIGHTED-
                                               AVERAGE               AVERAGE                 AVERAGE
                                              EXERCISE              EXERCISE                EXERCISE
                                    SHARES       PRICE    SHARES       PRICE     SHARES        PRICE
Outstanding at beginning of year     168,609    $9.7375    173,579   $9.7375      138,862    $12.1875
Adjustments for return of capital
  distribution                             -          -          -         -       34,717     (2.4500)
Granted                                    -          -          -         -            -           -
Exercised                            (12,005)    9.7375     (4,970)   9.7375            -           -
Forfeited                             (6,943)         -          -         -            -           -
                                     -------    -------    -------   -------      -------     -------
Outstanding at end of year           149,661    $9.7375    168,609   $9.7375      173,579     $9.7375
                                     =======    =======    =======   =======      =======     =======
Options exercisable at year-end       83,007    $9.7375     64,462   $9.7375       34,716     $9.7375
                                     =======    =======    =======   =======      =======     =======
Weighted-average fair value of
  options granted during the year                   N/A                  N/A                      N/A
                                                    ===                  ===                      ===

  The following information applies to options outstanding at June 30, 1999:

  Number outstanding                                     149,661
  Range of exercise prices                               $9.7375
  Weighted-average exercise price                        $9.7375
  Weighted-average remaining contractual life          6.4 years

                    KENTUCKY FIRST BANCORP, INC.

               June 30, 1999, 1998 and 1997


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

 Under separate legislation related to the recapitalization plan, the Savings Bank is required to recapture as taxable income approximately $70,000 of its tax bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Savings Bank has provided deferred taxes for this amount and will amortize the recapture of the bad debt reserve into taxable income over a six year period which commenced in fiscal 1998.

                    KENTUCKY FIRST BANCORP, INC.

                   June 30, 1999, 1998 and 1997

NOTE M - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST
BANCORP, INC.

 The following condensed financial statements summarize the financial position of Kentucky First Bancorp, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended June 30, 1999, 1998 and 1997.

                   KENTUCKY FIRST BANCORP, INC.
                STATEMENTS OF FINANCIAL CONDITION
                           June 30,
                        (In thousands)

      ASSETS                                                    1999        1998
 Deposits in First Federal Savings Bank                        $   139     $    90
 Interest-bearing deposits in other financial institutions          46         385
 Loan receivable from ESOP                                         741         833
 Investment in First Federal Savings Bank                       11,851      12,419
 Prepaid expenses and other assets                               1,005         631
 Prepaid federal income taxes                                       57          51
                                                               -------     -------
     Total assets                                              $13,839     $14,409
                                                               =======     =======
     LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities
   Accounts payable and other liabilities                      $     7     $     1

 Shareholders' equity
   Common stock and additional paid-in capital                   9,314       9,305
   Retained earnings                                             8,447       8,144
   Less treasury stock                                          (2,791)     (1,883)
   Less shares acquired by stock benefit plans                  (1,024)     (1,249)
   Unrealized gains (losses) on securities designated
     as available for sale, net of related tax effects            (114)         91
                                                               -------     -------
     Total shareholders' equity                                 13,832      14,408
                                                               -------     -------
     Total liabilities and shareholders' equity                $13,839     $14,409
                                                               =======     =======

                      KENTUCKY FIRST BANCORP, INC.
                        STATEMENTS OF EARNINGS
                         Years ended June 30,
                          (In thousands)

                                                     1999        1998       1997
 Revenue
   Interest income                                   $  50       $   55     $106
   Equity in earnings of First Federal
     Savings Bank                                      877          964      822
                                                     -----       ------     ----
        Total revenue                                  927        1,019      928

 General, administrative and other expense              67          126      197
                                                     -----       ------     ----
 Earnings before income tax credits                    860          893      731

 Federal income tax credits                             (6)         (24)     (31)
                                                     -----       ------     ----
     NET EARNINGS                                    $ 866       $  917     $762
                                                     =====       ======     ====

                    KENTUCKY FIRST BANCORP, INC.

                  June 30, 1999, 1998 and 1997

NOTE M - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST
BANCORP, INC. (continued)

                 KENTUCKY FIRST BANCORP, INC.
                  STATEMENTS OF CASH FLOWS
                   Year ended June 30,
                      (In thousands)

                                                     1999        1998       1997
 Cash provided by (used in) operating activities:
   Net earnings for the year                         $  866     $    917   $   762
   Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities
     Excess of distributions from consolidated
       subsidiary                                       123          996     2,878
     Increase (decrease) in cash due to changes in:
       Prepaid expenses and other assets                125         (617)        7
       Prepaid federal income taxes                      (6)         (20)      (31)
       Accounts payable and other liabilities             6          (24)       25
                                                     ------      -------   -------
          Net cash provided by operating activities   1,114        1,252     3,641

Cash flows provided by (used in) investing activities:
   Proceeds from repayment of loan                       92           93        92
   Proceeds from maturities of investment
     securities                                           -          501     2,200
   Purchase of investment securities                      -            -      (701)
                                                     ------      -------   -------
     Net cash provided by investing activities           92          594     1,591

Cash flows provided by (used in) financing activities:
   Proceeds from note payable                             -            -     2,000
   Repayment of note payable                              -            -    (2,000)
   Payment of dividends on common stock                (563)        (598)   (4,792)
   Proceeds from exercise of stock options              117           93         -
   Purchase of treasury stock                        (1,050)      (1,124)     (818)
                                                     ------      -------   -------
     Net cash used in financing activities           (1,496)      (1,629)   (5,610)
                                                     ------      -------   -------
 Net increase (decrease) in cash and cash
   equivalents                                         (290)         217      (378)

 Cash and cash equivalents at beginning of year         475          258       636
                                                     ------      -------   -------
 Cash and cash equivalents at end of year            $  185      $   475   $   258
                                                     ======      =======   =======

  The Savings Bank is subject to regulations imposed by the Office of Thrift Supervision ("OTS") regarding the amount of capital distributions payable by the Savings Bank to the Corporation. Generally, the Savings Bank's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. During fiscal 1999, the Savings Bank received OTS approval to make $1.5 million in capital distributions. At June 30, 1999, the Savings Bank had $1.0 million available for future capital distributions.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

     Not applicable.

                       PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT
----------------------------------------------------------------

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

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

                        PART IV

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following financial statements are incorporated by reference from Item 7:

          Independent Auditors' Report
          Consolidated Statements of Financial Condition as of
              June 30, 1999 and 1998
          Consolidated Statements of Earnings for Each of the
              Years in the Three-Year Period Ended June 30, 1999 Consolidated Statements of Shareholders' Equity for
            Each of the Years in the Three-Year Period Ended
              June 30, 1999
          Consolidated Statements of Cash Flows for Each of the
              Years in the Three-Year Period Ended June 30, 1999 Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the
Exhibit Index.
                                                    Page in
                                                   Sequentially
   No.  Description                                Numbered Copy

   3.1  Certificate of Incorporation of Kentucky
        First Bancorp, Inc.                              *
   3.2  Bylaws of Kentucky First Bancorp, Inc.           **
   4    Form of Common Stock Certificate of
          Kentucky First Bancorp, Inc.                   *
  10.1  First Federal Savings Bank Incentive
          Compensation Plan                              *H
  10.2  Kentucky First Bancorp, Inc. Stock Option
          and Incentive Plan                             *H
  10.3  Kentucky First Bancorp, Inc. Management
          Recognition Plan                               *H
  10.4  Deferred Compensation Agreements, as amended     *H
  10.5  First Federal Savings Bank Retirement Plan
          for Non-Employee Directors                     *H
  10.6  Supplemental Executive Retirement Agreement
          between First Federal Savings Bank and
          Betty J. Long                                  *H
  10.7  Employment Agreements between First Federal
          Savings Bank and Betty J.Long and
          Kevin R. Tolle                                 *H
  10.8  Employment Agreements between Kentucky
          First Bancorp, Inc. and Betty J. Long and
          Kevin R. Tolle                                 *
  21    Subsidiaries of the Registrant
  23.1  Consent of Grant Thornton L.L.P.
  27    Financial Data Schedule (EDGAR only)

(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-91134).
(**) Incorporated herein by reference from the Company's
     Quarterly Report on Form 10-QSB for the quarter ended
     March 31, 1999.
(H)  Management contract or compensatory plan or arrangement.


     (b)  REPORTS ON FORM 8-K.  There were no Current Reports on
Form 8-K filed by the Company during the fourth quarter of fiscal year 1999.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       KENTUCKY FIRST BANCORP, INC.

September 27, 1999     By:/s/ Betty J. Long
                          -------------------------
                          Betty J. Long
                          President and Chief Executive Officer
                          (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Betty J. Long
---------------------------                   September 27, 1999
Betty J. Long
President and Chief Executive Officer
(Director and Principal Executive Officer)

/s/ William D. Morris
---------------------------                   September 27, 1999
William D. Morris
Chairman of the Board
(Director)

/s/ Luther O. Beckett
---------------------------                   September 27, 1999
Luther O. Beckett
Vice Chairman of the Board
(Director)

/s/ Milton G. Rees
---------------------------                   September 27, 1999
Milton G. Rees
(Director)

/s Diane Ritchie
---------------------------                   September 27, 1999
Diane Ritchie
(Director)

/s/ John Swinford
---------------------------                   September 27, 1999
John Swinford
(Director)

/s/ Wilbur H. Wilson
---------------------------                   September 27, 1999
Wilbur H. Wilson
(Director)

/s/ Russell M. Brooks
---------------------------                   September 27, 1999
Russell M. Brooks
Executive Vice President
(Director and Principal Accounting
  and Financial Officer)