Form 10QSB
period 1999-09-30
KENTUCKY FIRST BANCORP INC
filed 1999-11-15
CIK 943891

                     FORM 10-QSB

           SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 1-13904

                KENTUCKY FIRST BANCORP, INC.
----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

   Delaware                               61-1281483
-------------------                       ---------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)

306 N. Main Street
Cynthiana, Kentucky                       41031
--------------------                      ---------------
(Address of principal                     (Zip Code)
executive office)

Issuer's telephone number, including area code: (606) 234-1440
                                                      --------
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                             No
     ----                                ----
As of November 8, 1999, the latest practicable date, 1,136,697 shares of the registrant's common stock, $.01 par value per share, were issued and outstanding.

Transitional small business disclosure format (check one):

Yes                                  No   X
     ----                                ----





                 Page 1 of 17 pages

                                 INDEX

                                                           Page
                                                           ----

PART I

ITEM 1  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition    3

          Consolidated Statements of Earnings               4

          Consolidated Statements of Comprehensive Income   5

          Consolidated Statements of Cash Flows             6

          Notes to Consolidated Financial Statements        8

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION                                       10


PART II - OTHER INFORMATION                                16

SIGNATURES                                                 17

ITEM I  FINANCIAL STATEMENTS

            KENTUCKY FIRST BANCORP, INC.

   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

          (In thousands, except share data)

                                                        SEPTEMBER 30,   JUNE 30,
                                                            1999          1999
     ASSETS
Cash and due from banks                                    $   660    $   635
Interest-bearing deposits in other financial
  institutions                                                 807        809
                                                           -------    -------
     Total cash and cash equivalents                         1,467      1,444

Investment securities available for sale - at market         7,267      7,297
Investment securities held to maturity - at amortized cost,
  approximate market value of $1,506 and $1,545 as of
  September 30, 1999 and June 30, 1999                       1,496      1,531
Mortgage-backed securities available for sale - at market    6,221      6,579
Mortgage-backed securities held to maturity - at amortized
  cost, approximate market value of $9,115 and $9,613 as of
  September 30, 1999 and June 30, 1999                       9,262      9,780
Loans receivable - net                                      47,197     47,801
Office premises and equipment - at depreciated cost          1,257      1,271
Federal Home Loan Bank stock - at cost                       1,234      1,212
Accrued interest receivable                                    488        409
Prepaid expenses and other assets                              488        479
Prepaid federal income taxes                                    84        181
Deferred federal income tax assets                             173        160
                                                           -------    -------

     Total assets                                          $76,634    $78,144
                                                           =======    =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                   $55,224    $56,628
Advances from the Federal Home Loan Bank                     7,033      7,003
Accrued interest payable                                        85         91
Other liabilities                                              696        590
                                                           -------    -------
     Total liabilities                                      63,038     64,312

Shareholders' equity
  Preferred stock - authorized 500,000 shares
    of $.01 par value; no shares issued                          -          -
  Common stock, authorized 3,000,000 shares
    of $.01 par value; 1,388,625 shares issued                  14         14
  Additional paid-in capital                                 9,300      9,300
  Retained earnings - restricted                             8,540      8,447
  Less shares acquired by stock benefit plans               (1,024)    (1,024)
  Less 240,928 and 214,658 shares of treasury
    stock - at cost                                         (3,101)    (2,791)
  Unrealized losses on securities designated as
    available for sale, net of related tax effects            (133)      (114)
                                                           -------    -------
     Total shareholders' equity                             13,596     13,832
                                                           -------    -------

     Total liabilities and shareholders' equity            $76,634    $78,144
                                                           =======    =======


            KENTUCKY FIRST BANCORP, INC.

         CONSOLIDATED STATEMENTS OF EARNINGS

          (In thousands, except share data)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                            1999          1998
Interest income
  Loans                                                     $  956    $   996
  Mortgage-backed securities                                   258        290
  Investment securities                                        125        144
  Interest-bearing deposits and other                           29         27
                                                            ------    -------
         Total interest income                               1,368      1,457

Interest expense
  Deposits                                                     569        635
  Borrowings                                                    89        124
                                                            ------    -------
          Total interest expense                               658        759
                                                            ------    -------

          Net interest income                                  710        698

Provision for losses on loans                                    9          8
                                                            ------    -------

          Net interest income after provision
           for losses on loans                                 701        690

Other income
  Service charges                                               40         33
  Other operating                                               12         10
                                                            ------    -------
          Total other income                                    52         43

General, administrative and other expense
  Employee compensation and benefits                           245        244
  Occupancy and equipment                                       41         42
  Federal deposit insurance premiums                             8          9
  Data processing                                               37         33
  Other operating                                               97         92
                                                            ------    -------
          Total general, administrative and other expense      428        420
                                                            ------    -------

          Earnings before income taxes                         325        313

Federal income taxes
  Current                                                       97         81
  Deferred                                                      (3)         7
                                                            ------    -------
          Total federal income taxes                            94         88
                                                            ------    -------

          NET EARNINGS                                      $  231    $   225
                                                            ======    =======
          EARNINGS PER SHARE
            Basic                                           $  .21    $   .20
                                                            ======    =======
            Diluted                                         $  .21    $   .19
                                                            ======    =======


            KENTUCKY FIRST BANCORP, INC.

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    (In thousands)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                            1999          1998
Net earnings                                                $  231    $   225
Other comprehensive income, net of tax:
  Unrealized holding losses on securities during the
    period                                                     (19)        (5)
                                                            ------    -------
Comprehensive income                                        $  212    $   220
                                                            ======    =======

Accumulated comprehensive income (loss)                     $ (133)   $    86
                                                            ======    =======

               KENTUCKY FIRST BANCORP, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the three months ended September 30, (In thousands)


                                                            1999          1998
Cash flows from operating activities:
  Net earnings for the period                               $  231    $   225
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net          (2)        (4)
    Depreciation and amortization                               21         19
    Amortization of deferred loan origination fees              (6)        (6)
    Provision for losses on loans                                9          8
    Federal Home Loan Bank stock dividends                     (22)       (21)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                              (79)        44
      Prepaid expenses and other assets                         (9)        (2)
      Accrued interest payable                                  (6)       (17)
      Other liabilities                                        106         70
      Federal income taxes
        Current                                                 97         82
        Deferred                                                (3)         7
                                                            ------    -------
           Net cash provided by operating activities           337        405

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities               47      1,146
  Principal repayments on mortgage-backed securities           867      1,021
  Purchase of loans                                           (444)         -
  Loan principal repayments                                  3,376      2,853
  Loan disbursements                                        (2,331)    (2,404)
  Purchase of office premises and equipment                     (7)         -
                                                            ------    -------
     Net cash provided by investing activities               1,508      2,616

Cash flows provided by (used in) financing activities:
  Net decrease in deposits                                  (1,404)      (602)
  Proceeds from Federal Home Loan Bank advances              1,632      5,400
  Repayment of Federal Home Loan Bank advances              (1,602)    (7,802)
  Purchase of treasury stock                                  (310)      (612)
  Proceeds from exercise of stock options                        -         18
  Dividends on common stock                                   (138)      (148)
                                                            ------    -------
     Net cash used in financing activities                  (1,822)    (3,746)
                                                            ------    -------

Net increase (decrease) in cash and cash equivalents            23       (725)

Cash and cash equivalents at beginning of period             1,444      1,957
                                                            ------    -------

Cash and cash equivalents at end of period                  $1,467    $ 1,232
                                                            ======    =======


            KENTUCKY FIRST BANCORP, INC.

         For the three months ended September 30,
                     (In thousands)


                                                            1999          1998
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                    $    -    $     -
                                                            ======    =======

    Interest on deposits and borrowings                     $  664    $   776
                                                            ======    =======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as
    available for sale, net of related tax effects          $  (19)   $    (5)
                                                            ======    =======


            KENTUCKY FIRST BANCORP, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the three months ended September 30, 1999 and 1998

  1. Basis of Presentation
     ---------------------

  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

  2. Principles of Consolidation
     ---------------------------

  The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank
  (the "Savings Bank"). All significant intercompany items have been eliminated.

  3. Earnings Per Share
     ------------------

  Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 65,935 unallocated ESOP shares, totaled 1,101,885, for the three month period ended September 30, 1999. Weighted-average common shares deemed outstanding, which gives effect to 80,153 unallocated ESOP shares, totaled 1,149,796 for the three month period ended September 30, 1998.

  Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,126,790 for the three month period ended September 30, 1999 and totaled 1,201,706 for the three month period ended September 30, 1998, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 24,905 and 51,910 for the three month periods ended September 30, 1999 and 1998, respectively.

  4. Effects of Recent Accounting Pronouncements
     -------------------------------------------

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

            KENTUCKY FIRST BANCORP, INC.

   For the three months ended September 30, 1999 and 1998


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


Discussion of Financial Condition Changes from June 30, 1999 to
---------------------------------------------------------------
September 30, 1999
------------------

At September 30, 1999, the Corporation's consolidated total assets amounted to $76.6 million, a decrease of $1.5 million, or 1.9%, from the total at June 30, 1999. The decrease in assets resulted primarily from a decrease of $1.4 million in deposits and a decline in shareholders' equity of $236,000, which were partially offset by an increase in other liabilities of $106,000.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $42,000, or 0.4%, over the three month period, to a total of $10.2 million at September 30, 1999. Mortgage-backed securities totaled $15.5 million at September 30, 1999, a decrease of $876,000, or 5.4%, from June 30, 1999 levels. The decrease in mortgage-backed securities resulted from principal repayments.

Loans receivable decreased by $604,000, or 1.3%, during the three month period, to a total of $47.2 million at September 30, 1999. Loan disbursements and loan purchases amounted to $2.8 million and were offset by principal repayments of $3.4 million. The allowance for loan losses totaled $413,000 at September 30, 1999, as compared to $414,000 at June 30, 1999. Nonperforming loans totaled $719,000 at September 30, 1999, as compared to $268,000 at June 30, 1999. The allowance for loan losses represented 57.4% of nonperforming loans as of September 30, 1999 and 154.5% at June 30, 1999. Loans, totaling $412,000, that were nonperforming as of September 30, 1999 were paid off in November, 1999. Although management believes that its allowance for loan losses at September 30, 1999 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $55.2 million at September 30, 1999, a decrease of $1.4 million, or 2.5%, from June 30, 1999 levels. During the current period, management has not attempted to match premium deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

            KENTUCKY FIRST BANCORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1999 to
---------------------------------------------------------------
September 30, 1999 (continued)
------------------

Advances from the Federal Home Loan Bank totaled $7.0 million at
September 30, 1999, an increase of $30,000, or 0.4%, from the total at June 30, 1999.

The Corporation's shareholders' equity amounted to $13.6 million at September 30, 1999, a decrease of $236,000, or 1.7%, from June 30, 1999 levels. The decrease resulted primarily from purchases of treasury stock totaling $310,000 and dividends paid on common stock totaling $138,000, which were partially offset by net earnings during the three months ended September 30, 1999 of $231,000.

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

At September 30, 1999, the Savings Bank's tangible and core capital totaled $12.2 million, or 15.9%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.1 million and $3.1 million by $11.1 million and $9.1 million, respectively. The Savings Bank's risk-based capital of $12.5 million, or 28.0% of risk-weighted assets, exceeded the current 8% of risk-weighted assets requirement by $8.9 million.

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended September 30, 1999 and 1998
---------------------------------

General
-------

Net earnings amounted to $231,000 for the three months ended September 30, 1999, an increase of $6,000, or 2.7%, from the $225,000 of net earnings reported for the three months ended September 30, 1998. The increase in net earnings in the current period was due to a $12,000 increase in net interest income and a $9,000 increase in other income, which were partially offset by an $8,000 increase in general administrative and other expense, a $1,000 increase in the provision for losses on loans and a $6,000 increase in the provision for federal income taxes.

                 KENTUCKY FIRST BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended September 30, 1999 and 1998 (continued)
---------------------------------

Net Interest Income
-------------------

Net interest income was $710,000 for the three months ended September 30, 1999, which represents an increase of $12,000, or 1.7%, compared to the three month period ended September 30, 1998. Total interest income decreased by $89,000, or 6.1%, due to a $2.3 million, or 3.0%, decrease in the weighted-average balance of interest-earning assets outstanding year to year and due to a decrease in the average yield on interest-earning assets, from 7.52% to 7.27%. Interest income on loans decreased by $40,000, or 4.0%, due to a $799,000, or 1.6%, decrease in the weighted-average balance of loans outstanding year to year and due to a decrease in the average yield on loans, from 8.15% to 7.93%. Interest income on mortgage-backed securities decreased by $32,000, or 11.0%, due to a $1.3 million, or 7.5%, decrease in the weighted-average balance outstanding year to year and due to a decrease in the average yield on mortgage-backed securities, from 6.66% to 6.42%. Interest income on investment securities and interest-bearing deposits decreased by $17,000, or 9.9%, due to a $228,000, or 2.0%, decrease in the weighted-average balance outstanding year to year and due to a decrease in the yield from 6.09% to 5.65%.

Total interest expense decreased by $101,000, or 13.3%, due to a $2.5 million, or 3.8%, decrease in the weighted average balance of interest-bearing liabilities year to year and due to a decrease in the average cost of funds, from 4.63% to 4.17%. Interest expense on deposits decreased by $66,000, or 10.4%, due to a $437,000, or 0.8%, decrease in the weighted-average balance of deposits outstanding year to year and by a decrease in the average cost of deposits, from 4.48% to 4.05%. Interest expense on borrowings decreased by $35,000, or 28.2%, due to a $2.1 million, or 23.1%, decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank and due to a decrease in the average cost of advances, from 5.61% to 5.19%.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $12,000, or 1.7%, to a total of $710,000 for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The interest rate spread amounted to approximately 3.10% and 2.88% during the three month periods ended September 30, 1999 and 1998, respectively, while the net interest margin amounted to approximately 3.78% and 3.60% during the three month periods ended September 30, 1999 and 1998, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $9,000 and an $8,000 provision for losses on loans during the three month periods ended September 30, 1999 and 1998, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

            KENTUCKY FIRST BANCORP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended September 30, 1999 and 1998 (continued)
---------------------------------

Other Income
------------

Other income increased by $9,000, or 20.9%, for the three months ended September 30, 1999, compared to the three months ended
September 30, 1998, due to a $7,000, or 21.2%, increase in service charges and a $2,000, or 20.0%, increase in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $8,000, or 1.9%, during the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The increase in general, administrative and other expense resulted from a $4,000, or 12.1%, increase in data processing expense, and a $5,000, or 5.4%, increase in other operating expense.

Federal Income Taxes
--------------------

The provision for federal income taxes increased by $6,000, or 6.8%, for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The increase resulted primarily from the increase in net earnings before taxes of $12,000, or 3.8%. The effective tax rates were 28.9% and 28.1% for the three month periods ended September 30, 1999 and 1998, respectively.

Year 2000 Compliance Matters
----------------------------

As with all providers of financial services, the Savings Bank's operations are heavily dependent on information technology systems. The Savings Bank has addressed the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, the Savings Bank identified the operating systems that it considers critical to the on-going operations of the Savings Bank. The Savings Bank has worked with companies that supply or service its information technology systems to remedy any year 2000 problems.

Of the systems that the Savings Bank identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider has converted its hardware to a new Year 2000 compliant system and has successfully performed Year 2000 proxy testing with several of its larger users. In November 1998, the Savings Bank performed final customer testing, which was designed to test the Savings Bank's unique equipment configuration and communications link to the service provider.

            KENTUCKY FIRST BANCORP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)
----------------------------

The Savings Bank has developed a contingency plan in case the mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the Savings Bank deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote. The plan primarily addresses action to deal with the possibility that the service provider's system would be down for several days or weeks upon arrival of Year 2000. The Bank has the ability to process transactions utilizing spreadsheet software on in-house personal computers for a period of time, if necessary. The board has amended its contingency plan several times since the original adoption. The most recent amendment, in July 1999, details the methods to be taken should it become necessary to implement the contingency plan. Final testing of the methology involved in the spreadsheet processing was completed in September, 1999

Management of the Savings Bank developed an estimate of expenses of $20,000 that are reasonably likely to be incurred by the Savings Bank in connection with its efforts to achieve compliance. The amount expended, as of September 30, 1999, was approximately $7,000. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment Year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

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

Financial Modernization
-----------------------

     On November 12, 1999, President Clinton signed into law legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies will have broader insurance underwriting powers than national banks and may engage in merchant banking activities after the adoption of implementing regulations. Merchant banking activities may also become available to national bank subsidiaries after five years. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms which are engaged in commercial activities and prohibits the formation of new unitary holding companies.

            KENTUCKY FIRST BANCORP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS (CONTINUED)

Financial Modernization (continued)
-----------------------

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Corporation is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Corporation may affiliate, it may facilitate affiliations with companies in the financial services industry.

            KENTUCKY FIRST BANCORP, INC.

                       PART II


ITEM 1.   Legal Proceedings
          -----------------

          The Bank is party to a lawsuit captioned Charles Michael Thompson and Beverly A. Thompson v. First Federal Savings Bank;
Trustcorp Mortgage Company; Blair Corporation Mortgage Bankersfiled in the Fayette Circuit Court, 4th Division, Commonwealth of
Kentucky. The suit alleges that in August 1997 the Thompsons arranged for a first mortgage loan through Blair Corporation
Mortgage Bankers ("Blair"), such mortgage being subsequently assigned to the Bank although all servicing of the loan was still being handled by Blair. The suit further alleges that in February
1999 the Thompsons refinanced the mortgage loan through Blair and that such loan was assigned to Trustcorp although the Thompsons' loan with the Bank was never paid off nor was the related mortgage released. The suit is seeking a declaratory judgment as to which mortgage represents the valid first mortgage. The suit further seeks an order compelling the institution not found to have the valid first lien to release its mortgage. The Thompsons also seek money damages of an unspecified amount. The Bank has referred this matter to its counsel and to its insurance carrier. On November
5, 1999, the principal balance of the Bank's loan to the Thompsons was paid by the Bank's fidelity bond insurer. Although there can be no assurance, the Bank does not anticipate that this litigation will have a material impact on its operations.


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

          None


ITEM 5.   Other Information
          -----------------

          None


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Reports on Form 8-K:     None.

          Exhibit 27:              Financial Data Schedule for
                                   the three months ended
                                   September 30, 1999.

            KENTUCKY FIRST BANCORP, INC.

                     SIGNATURES
                     ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 12, 1999             By: /s/ Betty J. Long
      -----------------                 ----------------------
                                        Betty J. Long
                                        President and Chief
                                         Executive Officer




Date: November 12, 1999             By: /s/ Russell M. Brooks
      -----------------                 ----------------------
                                        Russell M. Brooks
                                        Executive Vice President
                                         and Financial Officer