Form 10QSB
period 1999-12-31
KENTUCKY FIRST BANCORP INC
filed 2000-02-14
CIK 943891

                     FORM 10-QSB

           SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                               ------------------

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

As of February 7, 2000, the latest practicable date, 1,111,697 shares of the registrant's common stock, $.01 par value per share, were issued and outstanding.

Transitional small business disclosure format (check one):

Yes                                  No   X
     ----                                ----





                 Page 1 of 20 pages

                                 INDEX

                                                           Page
                                                           ----

PART I

ITEM 1  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition    3

          Consolidated Statements of Earnings               4

          Consolidated Statements of Comprehensive Income   5

          Consolidated Statements of Cash Flows             6

          Notes to Consolidated Financial Statements        8

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION                                       10


PART II - OTHER INFORMATION                                18

SIGNATURES                                                 20

ITEM I  FINANCIAL STATEMENTS

            KENTUCKY FIRST BANCORP, INC.

   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

          (In thousands, except share data)

                                                        DECEMBER 31,     JUNE 30,
                                                            1999          1999
     ASSETS
Cash and due from banks                                   $   937       $   635
Interest-bearing deposits in other
  financial institutions                                      481           809
                                                          -------       -------
     Total cash and cash equivalents                        1,418         1,444

Investment securities available for sale - at market        7,668         7,297
Investment securities held to maturity - at
  amortized cost,  approximate market value of $1,499
  and $1,545 as of December 31, 1999 and June 30,
  1999, respectively                                        1,496         1,531
Mortgage-backed securities available for sale -
  at market                                                 5,767         6,579
Mortgage-backed securities held to maturity - at
  amortized cost, approximate market value of $8,343
  and $9,613 as of December 31, 1999 and June 30,
  1999, respectively                                        8,624         9,780
Loans receivable - net                                     46,425        47,801
Office premises and equipment - at depreciated cost         1,239         1,271
Federal Home Loan Bank stock - at cost                      1,256         1,212
Accrued interest receivable                                   390           409
Prepaid expenses and other assets                             496           479
Prepaid federal income taxes                                  213           181
Deferred federal income tax assets                            126           160
                                                          -------       -------
     Total assets                                         $75,118       $78,144
                                                          =======       =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                  $54,287       $56,628
Advances from the Federal Home Loan Bank                    6,630         7,003
Accrued interest payable                                       92            91
Other liabilities                                             697           590
                                                          -------       -------
     Total liabilities                                     61,706        64,312

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01
    par value; no shares issued                                 -             -
  Common stock, authorized 3,000,000 shares of
    $.01 par value; 1,388,625 shares issued                    14            14
  Additional paid-in capital                                9,300         9,300
  Retained earnings - restricted                            8,601         8,447
  Less shares acquired by stock benefit plans              (1,024)       (1,024)
  Less 256,928 and 214,658 shares of treasury stock -
    at cost, as of December 31, 1999 and June 30,
    1999, respectively                                     (3,265)       (2,791)
  Accumulated comprehensive income, unrealized
    losses on securities designated as available for
    sale, net of related tax effects                         (214)         (114)
                                                          -------       -------
     Total shareholders' equity                            13,412        13,832
                                                          -------       -------

     Total liabilities and shareholders' equity           $75,118       $78,144
                                                          =======       =======

            KENTUCKY FIRST BANCORP, INC.

         CONSOLIDATED STATEMENTS OF EARNINGS

          (In thousands, except share data)


                                             SIX MONTHS ENDED   THREE MONTHS ENDED
                                                DECEMBER 31,       DECEMBER 31,
                                              1999      1998      1999       1998

Interest income
  Loans                                       $1,883    $1,988   $  927     $  992
  Mortgage-backed securities                     499       558      241        268
  Investment securities                          251       273      126        129
  Interest-bearing deposits and other             58        54       29         27
                                              ------    ------   ------     ------
     Total interest income                     2,691     2,873    1,323      1,416

Interest expense
  Deposits                                     1,126     1,254      557        619
  Borrowings                                     187       222       98         98
                                              ------    ------   ------     ------
     Total interest expense                    1,313     1,476      655        717
                                              ------    ------   ------     ------
     Net interest income                       1,378     1,397      668        699

Provision for losses on loans                     18        15        9          7
                                              ------    ------   ------     ------
     Net interest income after provision
       for losses on loans                     1,360     1,382      659        692

Other income
  Gain on investment securities transactions       -         5        -          5
  Service charges on deposit accounts             83        65       43         32
  Other operating                                 21        19        9          9
                                              ------    ------   ------     ------
     Total other income                          104        89       52         46

General, administrative and other expense
  Employee compensation and benefits             501       518      256        274
  Occupancy and equipment                         84        83       43         41
  Federal deposit insurance premiums              17        17        9          8
  Data processing                                 72        63       35         30
  Other operating                                193       204       96        112
                                              ------    ------   ------     ------
     Total general, administrative and
       other expense                             867       885      439        465
                                              ------    ------   ------     ------

     Earnings before income taxes                597       586      272        273

Federal income taxes
  Current                                         84       139      (13)        58
  Deferred                                        86        29       89         22
                                              ------    ------   ------     ------
     Total federal income taxes                  170       168       76         80
                                              ------    ------   ------     ------

     NET EARNINGS                             $  427    $  418   $  196     $  193
                                              ======    ======   ======     ======
     EARNINGS PER SHARE
       Basic                                  $  .39    $  .37   $  .18     $  .17
                                              ======    ======   ======     ======
       Diluted                                $  .39    $  .35   $  .18     $  .16
                                              ======    ======   ======     ======


            KENTUCKY FIRST BANCORP, INC.

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    (In thousands)


                                          SIX MONTHS ENDED     THREE MONTHS ENDED
                                             DECEMBER 31,          DECEMBER 31,
                                          1999        1998       1999        1998

Net earnings                               $  427     $  418     $  196     $  193

Other comprehensive income, net of tax:
Unrealized holding losses on securities
  during the period, net of tax of
  $52, $4, $42, $1, for the respective
  periods                                    (100)        (7)       (81)        (2)
                                           ------     ------     ------     ------
Comprehensive income                       $  327     $  411     $  115     $  191
                                           ======     ======     ======     ======

Accumulated comprehensive loss             $ (214)    $  (84)    $ (214)    $  (84)
                                           ======     ======     ======     ======


               KENTUCKY FIRST BANCORP, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the six months ended December 31,
                   (In thousands)


                                                            1999          1998
Cash flows from operating activities:
  Net earnings for the period                              $   427      $   418
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net          (4)          (7)
    Depreciation and amortization                               41           43
    Amortization of deferred loan origination fees              (8)         (14)
    Provision for losses on loans                               18           15
    Gain on investment securities transactions                   -           (5)
    Federal Home Loan Bank stock dividends                     (44)         (41)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                               19           87
      Prepaid expenses and other assets                        (17)          13
      Accrued interest payable                                   1          (20)
      Other liabilities                                        107          123
      Federal income taxes
        Current                                                (32)         (58)
        Deferred                                                86           29
                                                           -------      -------
           Net cash provided by operating activities           594          583

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities               59        2,182
  Purchase of investment securities designated as
    available for sale                                        (486)      (3,974)
  Purchase of mortgage-backed securities designated as
    available for sale                                           -       (1,013)
  Principal repayments on mortgage-backed securities         1,911        2,796
  Purchase of loans                                         (1,181)        (310)
  Loan principal repayments                                  6,099        6,621
  Loan disbursements                                        (3,552)      (4,581)
  Purchase of office premises and equipment                     (9)          (5)
                                                           -------      -------
           Net cash provided by investing activities         2,841        1,716

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                       (2,341)       1,505
  Proceeds from Federal Home Loan Bank advances              3,332        4,400
  Repayment of Federal Home Loan Bank advances              (3,705)      (7,704)
  Purchase of treasury stock                                  (474)        (631)
  Proceeds from exercise of stock options                        -           48
  Dividends on common stock                                   (273)        (284)
                                                           -------      -------
           Net cash used in financing activities            (3,461)      (2,666)
                                                           -------      -------
Net decrease in cash and cash equivalents                      (26)        (367)

Cash and cash equivalents at beginning of period             1,444        1,957
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 1,418      $ 1,590
                                                           =======      =======


            KENTUCKY FIRST BANCORP, INC.

         For the six months ended December 31,
                     (In thousands)


                                                            1999          1998
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                    $  116    $   198
                                                            ======    =======

    Interest on deposits and borrowings                     $1,312    $ 1,497
                                                            ======    =======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as
    available for sale, net of related tax effects          $ (100)   $    (7)
                                                            ======    =======


            KENTUCKY FIRST BANCORP, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the six months ended December 31, 1999 and 1998

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank (the
"Savings Bank"). All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 65,935 unallocated ESOP shares, totaled 1,087,498 and 1,073,111 for the six and three month periods ended December 31, 1999. Weighted-average common shares deemed outstanding, which gives effect to 80,153 unallocated ESOP shares, totaled 1,133,370 and 1,116,944, for the six and three month periods ended December 31, 1998.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,104,932 and 1,082,123 for the six and three month periods ended December 31, 1999 and totaled 1,177,251 and 1,155,584 for the six and three month periods ended December 31, 1998, respectively.
Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 17,434 and 9,012 for the six and three month periods ended December 31, 1999 and totaled 43,881 and 38,640 for the six and three month periods ended December 31, 1998.

            KENTUCKY FIRST BANCORP, INC.

For the six and three months ended December 31, 1999 and 1998


4. Effects of Recent Accounting Pronouncements

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain recent accounting pronouncements.

Discussion of Financial Condition Changes from June 30, 1999 to
---------------------------------------------------------------
December 31, 1999
-----------------

At December 31, 1999, the Corporation's consolidated total assets amounted to $75.1 million, a decrease of $3.0 million, or 3.9%, from the total at June 30, 1999. The decrease in assets resulted from a decrease of $2.3 million in deposits, a decrease of $373,000 in advances from the Federal Home Loan Bank, and a decline in shareholders' equity of $420,000, which were partially offset by an increase of $108,000 in other liabilities.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $310,000, or 3.0%, over the six month period, to a total of $10.6 million at December 31, 1999. Mortgage-backed securities totaled $14.4 million at December 31, 1999, a decrease of $2.0 million, or 12.0%, from June 30, 1999 levels. The decrease in mortgage-backed securities resulted primarily from principal repayments.

Loans receivable decreased by $1.4 million, or 2.9%, during the six month period, to a total of $46.4 million at December 31, 1999. Loan disbursements and loan purchases amounted to $4.7 million and were offset by principal repayments of $6.1 million. The allowance for loan losses totaled $422,000 at December 31, 1999, as compared to $414,000 at June 30, 1999. Nonperforming loans totaled $270,000 at December 31, 1999, as compared to $268,000 at June 30, 1999. The allowance for loan losses represented 156.3% of nonperforming loans as of December 31, 1999 and 154.5% at June 30, 1999. Although management believes that its allowance for loan losses at December 31, 1999 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $54.3 million at December 31, 1999, a decrease of $2.3 million, or 4.1%, from June 30, 1999 levels. During the current period, management has not attempted to match premium deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment. Advances from the Federal Home Loan Bank totaled $6.6 million at December 31, 1999, a decrease of $373,000, or 5.3%, from the total at June 30, 1999.

            KENTUCKY FIRST BANCORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1999 to
---------------------------------------------------------------
December 31, 1999 (continued)
-----------------

The Corporation's shareholders' equity amounted to $13.4 million at December 31, 1999, a decrease of $420,000, or 3.0%, from June 30, 1999 levels. The decrease resulted from purchases of treasury stock totaling $474,000, dividends paid on common stock totaling $273,000 and additional unrealized losses on securities designated as available for sale of $100,000, which were partially offset by net earnings of $427,000 during the six months ended December 31, 1999.

The Savings Bank is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill generally equal to 4% of adjusted total assets, except for those associations with the highest examination rating and acceptable levels of risk. The risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.

At December 31, 1999, the Savings Bank's tangible and core capital totaled $12.4 million, or 16.5%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.1 million and $3.0 million by $11.3 million and $9.4 million, respectively. The Savings Bank's risk-based capital of $12.7 million, or 28.8% of risk-weighted assets, exceeded the current 8% of risk-weighted assets requirement by $9.2 million.


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1999 and 1998
--------------------------

General
-------

Net earnings amounted to $427,000 for the six months ended December 31, 1999, an increase of $9,000, or 2.2%, from the $418,000 of net earnings reported for the six months ended December 31, 1998. The increase in net earnings in the current period was due to a $15,000 increase in other income and an $18,000 decrease in general administrative and other expense, which were partially offset by a $19,000 decrease in net interest income, a $3,000 increase in the provision for losses on loans, and a $2,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income was $1.4 million for the six months ended December 31, 1999, which represents a decrease of $19,000, or 1.4%, compared to the six month period ended December 31, 1998. Total interest income decreased by $182,000, or 6.3%, due to a $2.7 million, or 3.6%, decrease in the weighted-average balance of interest-earning assets outstanding year to year and due to a decrease in the average yield on interest-earning assets, from 7.48% to 7.27%. Interest income on loans decreased by $105,000, or 5.3%, due to a $1.1 million, or 2.2%, decrease in the weighted-average balance of loans outstanding year to year and due to a decrease in the average yield on loans, from 8.18% to 7.92%.

Interest income on mortgage-backed securities decreased by $59,000, or 10.6%, due to a $1.4 million, or 8.5%, decrease in the weighted-average balance outstanding year to year and due to a decrease in the average yield on mortgage-backed securities, from 6.58% to 6.43%.

                 KENTUCKY FIRST BANCORP, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1999 and 1998 (continued)
--------------------------

Net Interest Income (continued)
-------------------

Interest income on investment securities and interest-bearing deposits decreased by $18,000, or 5.5%, due to a $207,000, or 1.8%, decrease in the weighted-average balance outstanding year to year and due to a decrease in the average yield from 5.82% to 5.61%.

Total interest expense decreased by $163,000, or 11.0%, due to a $2.3 million, or 3.6%, decrease in the weighted average balance of interest-bearing liabilities outstanding year to year and due to a decrease in the average cost of funds, from 4.56% to 4.21%. Interest expense on deposits decreased by $128,000, or 10.2%, due to a $1.2 million, or 2.1%, decrease in the weighted-average balance of deposits outstanding year to year and due to a decrease in the average cost of deposits, from 4.43% to 4.06%. Interest expense on borrowings decreased by $35,000, or 15.8%, due to a $1.1 million, or 13.8%, decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank and due to a decrease in the average cost of advances, from 5.46% to 5.35%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $19,000, or 1.4%, to a total of $1.4 million for the six months ended December 31, 1999, as compared to the six months ended December 31, 1998. The interest rate spread amounted to approximately 3.06% and 2.92% during the six month periods ended December 31, 1999 and 1998, respectively, while the net interest margin amounted to approximately 3.72% and 3.64% during the six month periods ended December 31, 1999 and 1998, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded an $18,000 and a $15,000 provision for losses on loans during the six month periods ended December 31, 1999 and 1998, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $15,000, or 16.9%, for the six months ended December 31, 1999, compared to the six months ended December 31, 1998, due to an $18,000, or 27.7%, increase in service charges on deposit accounts and a $2,000, or 10.5%, increase in other operating income, offset by the lack of any gain or loss on investment securities transactions in the current period compared to a gain of $5,000 in the previous year period. The increase in service charges on deposit accounts was due to an increase, during the early part of the six month period ended December 31, 1999, in the monthly service charge fee schedule on checking accounts.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1999 and 1998 (continued)
--------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $18,000, or 2.0%, during the six months ended December 31, 1999, compared to the six months ended December 31, 1998. The decrease in general, administrative and other expense resulted primarily from a $17,000, or 3.3%, decrease in employee compensation and benefits and due to an $11,000, or 5.4%, decrease in other operating expense offset by a $9,000, or 14.3%, increase in data processing expense.

The decrease in employee compensation and benefits was primarily due to a decrease in expenses of the employee stock benefit plan related to the reduced market value of the Company's stock and due to the director retirement plan becoming fully funded prior to the six month period ended December 31, 1999. The decrease in other operating expense is primarily due to the reduction of external audit services and the elimination of asset/liability consulting services. The increase in data processing was primarily due to increased charges for on-line services and ATM processing related to preparing computer systems for the change to year 2000.

Federal Income Taxes
--------------------

The provision for federal income taxes increased by $2,000, or 1.2%, for the six months ended December 31, 1999, as compared to the six months ended December 31, 1998. The increase resulted primarily from an increase in net earnings before taxes of $11,000, or 1.9%. The effective tax rates were 28.5% and 28.7% for the six month periods ended December 31, 1999 and 1998, respectively.

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended December 31, 1999 and 1998
--------------------------------

General
-------

Net earnings amounted to $196,000 for the three months ended December 31, 1999, an increase of $3,000, or 1.6%, from the $193,000 of net earnings reported for the three months ended December 31, 1998. The increase in net earnings in the current period was due to a $6,000 increase in other income, a $26,000 decrease in general administrative and other expense and a $4,000 decrease in the provision for federal income taxes, which were partially offset by a $31,000 decrease in net interest income and a $2,000 increase in the provision for losses on loans.

Net Interest Income
-------------------

Net interest income was $668,000 for the three months ended December 31, 1999, which represents a decrease of $31,000, or 4.4%, compared to the three month period ended December 31, 1998. Total interest income decreased by $93,000, or 6.6%, due to a $2.9 million, or 3.8%, decrease in the weighted-average balance of interest-earning assets outstanding year to year and due to a decrease in the average yield on interest-earning assets, from 7.46% to 7.26%.

            KENTUCKY FIRST BANCORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended December 31, 1999 and 1998 (continued)
--------------------------------

Net Interest Income (continued)
-------------------

Interest income on loans decreased by $65,000, or 6.6%, due to a $1.4 million, or 2.9%, decrease in the weighted-average balance of loans outstanding year to year and due to a decrease in the average yield on loans, from 8.21% to 7.92%. Interest income on mortgage-backed securities decreased by $27,000, or 10.1%, due to a $1.6 million, or 9.5%, decrease in the weighted-average balance outstanding year to year and due to a decrease in the average yield on mortgage-backed securities, from 6.49% to 6.44%. Interest income on investment securities and interest-bearing deposits decreased by $1,000, or .6%, due to a decrease in the yield from 5.67% to 5.57% offset by a $66,000, or .6%, increase in the weighted-average balance outstanding year to year.

Total interest expense decreased by $62,000, or 8.6%, due to a $2.2 million, or 3.4%, decrease in the weighted average balance of interest-bearing liabilities outstanding year to year and due to a decrease in the average cost of funds, from 4.48% to 4.25%. Interest expense on deposits decreased by $62,000, or 10.0%, due to a $2.0 million, or 3.5%, decrease in the weighted-average balance of deposits outstanding year to year and due to a decrease in the average cost of deposits, from 4.38% to 4.08%. Interest expense on borrowings was level compared to the previous year period due to a $185,000, or 2.5%, decrease in the weighted-average balance of advances outstanding from the Federal Home Loan Bank, offset by an increase in the average cost of advances, from 5.27% to 5.51%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $31,000, or 4.4%, to a total of $668,000 for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The interest rate spread amounted to approximately 3.01% and 2.98% during the three month periods ended December 31, 1999 and 1998, respectively, while the net interest margin amounted to approximately 3.69% and 3.67% during the three month periods ended December 31, 1999 and 1998, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $9,000 and a $7,000 provision for losses on loans during the three month periods ended December 31, 1999 and 1998, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended December 31, 1999 and 1998 (continued)
--------------------------------

Other Income
------------

Other income increased by $6,000, or 13.0%, for the three months ended December 31, 1999, compared to the three months ended December 31, 1998, due to an $11,000, or 34.4%, increase in service charges on deposit accounts, offset by the lack of any gain or loss on investment securities transactions during the current period compared to a gain of $5,000 in the previous year period. The increase in service charges on deposit accounts was due to an increase, prior to the beginning of the three month period ended December 31, 1999, in the monthly service charge fee schedule on checking accounts.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $26,000, or 5.6%, during the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The decrease in general, administrative and other expense resulted primarily from an $18,000, or 6.6%, decrease in employee compensation and benefits and due to a $16,000, or 14.3%, decrease in other operating expense offset by a $5,000, or 16.7%, increase in data processing expense.

The decrease in employee compensation and benefits was primarily due to a decrease in expenses of the employee stock benefit plan related to the reduced market value of the Company's stock and due to the director retirement plan becoming fully funded prior to the three month period ended December 31, 1999. The decrease in other operating expense is primarily due to the reduction of external audit services and the elimination of asset/liability consulting services. The increase in data processing was primarily due to increased charges for on-line services and ATM processing related to preparing computer systems for the change to year 2000.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $4,000, or 5.0%, for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The decrease resulted primarily from a decrease in the effective tax rates coupled with a decrease in net earnings before taxes of $1,000, or .4%. The effective tax rates were 27.9% and 29.3% for the three month periods ended December 31, 1999 and 1998, respectively.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters
----------------------------

As with all providers of financial services, the Savings Bank's operations are heavily dependent on information technology systems. The Savings Bank addressed the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

Of the systems that the Savings Bank had identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The Savings Bank experienced no problems with the on-line system, or with other systems, related to the year 2000 change. Management had developed an estimate of expenses and lost income of $20,000 that were reasonably likely to be incurred in connection with the efforts to achieve compliance. The amount of expenses and lost income, as of December 31, 1999, was approximately $18,000, with no additional significant amount expected.

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

            KENTUCKY FIRST BANCORP, INC.

                       PART II


ITEM 1.   Legal Proceedings
          -----------------

     The Bank is party to a lawsuit captioned Charles Michael Thompson and Beverly A. Thompson v. First Federal Savings Bank; Trustcorp Mortgage Company; Blair Corporation Mortgage Bankers filed in the Fayette Circuit Court, 4th Division, Commonwealth of Kentucky. The suit alleges that in August 1997 the Thompsons arranged for a first mortgage loan through Blair Corporation Mortgage Bankers ("Blair"), such mortgage being subsequently assigned to the Bank although all servicing of the loan was still being handled by Blair. The suit further alleges that in February 1999 the Thompsons refinanced the mortgage loan through Blair and that such loan was assigned to Trustcorp although the Thompsons' loan with the Bank was never paid off nor was the related mortgage released. The suit is seeking a declaratory judgment as to which mortgage represents the valid first mortgage. The suit further seeks an order compelling the institution not found to have the valid first lien to release its mortgage. The Thompsons also seek money damages of an unspecified amount. The Bank has referred this matter to its counsel and to its insurance carrier. Although there can be no assurance, the Bank does not anticipate that this litigation will have a material impact on its operations.

     The Bank is party to a lawsuit captioned Family Bank, FSB
                                              ----------------
and First Federal Savings Bank v. Oscar S. Blankenship a/k/a O.
--------------------------------------------------------------
Sam Blankenship and Jenny Blankenship filed in the Johnson
-------------------------------------
Circuit Court, Division No. II, Commonwealth of Kentucky. The lawsuit is a collection action seeking recovery of three loans of which the Bank has an interest in two. The suit also asks for the court to sell the property securing the loans with the proceeds to be used to repay all amounts owed. The defendants filed an answer on February 3, 2000 making various counterclaims alleging breach of contract, breach of fiduciary duty and unspecified violations of the federal banking laws. The defendants are seeking money damages (including punitive damages) of an unspecified amount. Certain of the counterclaims relate only to the one loan in which the Bank does not have any
interest.   While the Bank does not believe there is any merit
in the counterclaims, it is having the answer evaluated by
counsel.
ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not applicable


ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On October 27, 1999, the Annual Meeting of the
          Corporation's Shareholders was held. Two directors nominated were elected to terms expiring in 2002 by the following votes:

          William D. Morris
               For: 946,079                  Withheld: 48,613

          Russell M. Brooks
               For: 945,079                  Withheld: 49,613

ITEM 5.   Other Information
          -----------------

          None


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Reports on Form 8-K:     None.

          Exhibit 27:              Financial Data Schedule for
                                   the six months ended
                                   December 31, 1999.

            KENTUCKY FIRST BANCORP, INC.

                     SIGNATURES
                     ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 7, 2000              By: /s/ Betty J. Long
      -----------------                 ----------------------
                                        Betty J. Long
                                        President and Chief
                                         Executive Officer




Date: February 7, 2000              By: /s/ Russell M. Brooks
      -----------------                 ----------------------
                                        Russell M. Brooks
                                        Executive Vice President
                                         and Financial Officer