Form 10QSB
period 2000-03-31
KENTUCKY FIRST BANCORP INC
filed 2000-05-12
CIK 943891

                     FORM 10-QSB

           SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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

As of May 10, 2000, the latest practicable date, 1,063,813 shares of the registrant's common stock, $.01 par value per share, were issued and outstanding.

Transitional small business disclosure format (check one):

Yes                             No   X
   -----                           -----








                         Page 1 of 19 pages

                              INDEX
                                                           Page
                                                           ----
PART I

  ITEM I  - FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition   3

            Consolidated Statements of Earnings              4

            Consolidated Statements of Comprehensive Income  5

            Consolidated Statements of Cash Flows            6

            Notes to Consolidated Financial Statements       8

  ITEM II   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION                               10


PART II   -    OTHER INFORMATION                            18


SIGNATURES                                                  19

ITEM I  FINANCIAL STATEMENTS


                    KENTUCKY FIRST BANCORP, INC.

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (In thousands, except share data)

                                                             MARCH 31,   JUNE 30,
     ASSETS                                                    2000        1999
Cash and due from banks                                      $   443    $   635
Interest-bearing deposits in other financial institutions      1,326        809
                                                             -------    -------
     Cash and cash equivalents                                 1,769      1,444

Investment securities available for sale - at market           7,658      7,297
Investment securities held to maturity - at amortized cost,
  approximate market value of $1,492 and $1,545 as of
  March 31, 2000 and June 30, 1999, respectively               1,497      1,531
Mortgage-backed securities available for sale - at market      6,622      6,579
Mortgage-backed securities held to maturity - at
  amortized cost, approximate market value of $7,957
  and $9,613 as of March 31, 2000 and June 30, 1999,
  respectively                                                 8,284      9,780
Loans receivable - net                                        45,974     47,801
Office premises and equipment - at depreciated cost            1,218      1,271
Federal Home Loan Bank stock - at cost                         1,278      1,212
Accrued interest receivable                                      459        409
Prepaid expenses and other assets                                499        479
Prepaid federal income taxes                                     144        181
Deferred federal income tax assets                               157        160
                                                             -------    -------
     Total assets                                            $75,559    $78,144
                                                             =======    =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                     $54,585    $56,628
Borrowed funds                                                 7,206      7,003
Accrued interest payable                                         115         91
Other liabilities                                                794        590
                                                             -------    -------
     Total liabilities                                        62,700     64,312

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01
    par value; no shares issued                                    -          -
  Common stock, authorized 3,000,000 shares of $.01
    par value; 1,388,625 shares issued                            14         14
  Additional paid-in capital                                   9,298      9,300
  Retained earnings - restricted                               8,674      8,447
  Less shares acquired by stock benefit plans                 (1,024)    (1,024)
  Less 314,812 and 214,658 shares of treasury stock -
     at cost, as of March 31, 2000 and June 30,
     1999, respectively                                       (3,852)    (2,791)
  Accumulated comprehensive loss, unrealized losses
     on securities designated as available for sale,
     net of related tax effects                                 (251)      (114)
                                                             -------    -------
     Total shareholders' equity                               12,859     13,832
                                                             -------    -------
     Total liabilities and shareholders' equity              $75,559    $78,144
                                                             =======    =======

                    KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF EARNINGS

                  (In thousands, except share data)

                                          NINE MONTHS ENDED    THREE MONTHS ENDED
                                              MARCH 31,            MARCH 31,
                                           2000         1999    2000         1999
Interest income
  Loans                                   $2,814      $2,950    $  931      $  962
  Mortgage-backed securities                 740         825       241         267
  Investment securities                      384         415       133         142
  Interest-bearing deposits and other         92          93        34          39
                                          ------      ------    ------      ------
     Total interest income                 4,030       4,283     1,339       1,410

Interest expense
  Deposits                                 1,685       1,839       559         585
  Borrowings                                 284         306        97          84
                                          ------      ------    ------      ------
     Total interest expense                1,969       2,145       656         669
                                          ------      ------    ------      ------

     Net interest income                   2,061       2,138       683         741

Provision for losses on loans                 27          23         9           8
                                          ------      ------    ------      ------

     Net interest income after provision
       for losses on loans                 2,034       2,115       674          733

Other income
  Gain on investment securities
    transactions                               -           5         -           -
  Service charges on deposit accounts        124          98        41          33
  Other operating                             33          37        12          18
                                          ------      ------    ------      ------
     Total other income                      157         140        53          51

General, administrative and other expense
  Employee compensation and benefits         756         778       255         260
  Occupancy and equipment                    125         132        41          49
  Federal deposit insurance premiums          20          25         3           8
  Data processing                            107          97        35          34
  Other operating                            298         316       105         112
                                          ------      ------    ------      ------
     Total general, administrative
       and other expense                   1,306       1,348       439         463
                                          ------      ------    ------      ------
     Earnings before income taxes            885         907       288         321

Federal income taxes
  Current                                    178         246        94         107
  Deferred                                    73          15       (13)        (14)
                                          ------      ------    ------      ------
     Total federal income taxes              251         261        81          93
                                          ------      ------    ------      ------
     NET EARNINGS                         $  634      $  646    $  207      $  228
                                          ======      ======    ======      ======
     EARNINGS PER SHARE
       Basic                              $  .59      $  .57    $  .20      $  .20
                                          ======      ======    ======      ======
       Diluted                            $  .58      $  .55    $  .19      $  .20
                                          ======      ======    ======      ======

                                  4

                    KENTUCKY FIRST BANCORP, INC.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (In thousands)


                                          NINE MONTHS ENDED    THREE MONTHS ENDED
                                              MARCH 31,            MARCH 31,
                                           2000         1999    2000         1999
Net earnings                               $ 634        $ 646   $ 207        $ 228
Other comprehensive loss, net of tax:
  Unrealized holding losses on securities
    during the period, net of tax of $70,
    $29, $19, $26, for the respective
    periods                                 (137)         (56)    (37)         (49)
                                           -----        -----   -----         ----
Comprehensive income                       $ 497        $ 590   $ 170         $179
                                           =====        =====   =====         ====

Accumulated comprehensive income (loss)    $(251)       $  35   $(251)        $ 35
                                           =====        =====   =====         ====

                    KENTUCKY FIRST BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the nine months ended March 31,
                           (In thousands)

                                                               2000         1999
Cash flows from operating activities:
  Net earnings for the period                               $   634      $   646
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net           (2)         (10)
    Depreciation and amortization                                62           68
    Amortization of deferred loan origination fees              (13)         (22)
    Provision for losses on loans                                27           23
    Gain on investment securities transactions                    -           (5)
    Federal Home Loan Bank stock dividends                      (66)         (61)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                               (50)          46
      Prepaid expenses and other assets                         (20)          10
      Accrued interest payable                                   24          (24)
      Other liabilities                                         204          221
      Federal income taxes
        Current                                                  37          (62)
        Deferred                                                 73           15
                                                           --------     --------
               Net cash provided by operating activities        910          845

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                72        6,560
  Purchase of investment securities designated as available
    for sale                                                   (486)      (4,374)
  Purchase of mortgage-backed securities designated as
    available for sale                                         (979)      (3,975)
  Principal repayments on mortgage-backed securities          2,314        4,097
  Purchase of loans                                          (2,161)      (1,938)
  Loan principal repayments                                   8,437       11,661
  Loan disbursements                                         (4,463)      (8,355)
  Purchase of office premises and equipment                      (9)         (12)
                                                           --------     --------
               Net cash provided by investing activities      2,725        3,664

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                        (2,043)       1,022
  Proceeds from Federal Home Loan Bank advances               3,536        4,900
  Repayment of Federal Home Loan Bank advances               (3,708)      (8,806)
  Proceeds from note payable                                    375           -
  Purchase of treasury stock                                 (1,073)        (767)
  Proceeds from exercise of stock options                        10           90
  Dividends on common stock                                    (407)        (424)
                                                           --------     --------
               Net cash used in financing activities         (3,310)      (3,985)
                                                           --------     --------
Net increase in cash and cash equivalents                       325          524

Cash and cash equivalents at beginning of period              1,444        1,957
                                                           --------     --------
Cash and cash equivalents at end of period                 $  1,769     $  2,481
                                                           ========     ========

                                  6

                    KENTUCKY FIRST BANCORP, INC.

                 For the nine months ended March 31,
                         (In thousands)

                                                               2000         1999

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                    $   141      $   308
                                                            =======      =======

    Interest on deposits and borrowings                      $1,945       $2,169
                                                            =======      =======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as
    available for sale, net of related tax effects          $  (137)     $   (56)
                                                            =======      =======

                  KENTUCKY FIRST BANCORP, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the nine and three months ended March 31, 2000 and 1999


  1. Basis of Presentation
     ---------------------

  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

  2. Principles of Consolidation
     ---------------------------

  The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank
  (the "Savings Bank"). All significant intercompany items have been eliminated.

  3. Earnings Per Share
     ------------------

  Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 65,935 unallocated ESOP shares, totaled 1,073,529 and 1,045,286 for the nine and three month periods ended March 31, 2000, respectively. Weighted-average common shares deemed outstanding, which gives effect to 80,153 unallocated ESOP shares, totaled 1,128,014 and 1,117,063, for the nine and three month periods ended March 31, 1999, respectively.

  Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,087,314 and 1,051,314 for the nine and three month periods ended March 31, 2000 and totaled 1,170,357 and 1,154,631 for the nine and three month periods ended March 31, 1999, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 13,785 and 6,028 for the nine and three month periods ended March 31, 2000 and totaled 42,343 and 37,568 for the nine and three month periods ended March 31, 1999, respectively.

            KENTUCKY FIRST BANCORP, INC.

   For the nine and three months ended March 31, 2000 and 1999


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


Discussion of Financial Condition Changes from June 30, 1999 to
---------------------------------------------------------------
March 31, 2000
--------------

At March 31, 2000, the Corporation's consolidated total assets amounted to $75.6 million, a decrease of $2.6 million, or 3.3%, from the total at June 30, 1999. The decrease in assets resulted from a decrease of $2.0 million in deposits and a decrease in shareholders' equity of $973,000, which were partially offset by an increase of $203,000 in borrowed funds and an increase of $228,000 in other liabilities.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $652,000, or 6.3%, over the nine month period, to a total of $10.9 million at March 31, 2000. Mortgage-backed securities totaled $14.9 million at March 31, 2000, a decrease of $1.5 million, or 8.9%, from June 30, 1999 levels. The decrease in mortgage-backed securities resulted primarily from principal repayments.

Loans receivable decreased by $1.8 million, or 3.8%, during the nine month period, to a total of $46.0 million at March 31, 2000. Loan disbursements and loan purchases amounted to $6.6 million and were offset by principal repayments of $8.4 million. The general allowance for loan losses totaled $281,000 at March 31, 2000, as compared to $264,000 at June 30, 1999.
Nonperforming loans totaled $268,000 at both March 31, 2000 and June 30, 1999. The general allowance for loan losses represented 104.9% of nonperforming loans as of March 31, 2000 and 98.5% at June 30, 1999. Although management believes that its allowance for loan losses at March 31, 2000 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $54.6 million at March 31, 2000, a decrease of $2.0 million, or 3.6%, from June 30, 1999 levels. During the current period, management has not attempted to match premium certificate of deposit rates offered by certain competitors and has instead continued its conservative pricing strategy with respect to certificates during the current interest rate environment. The decrease in deposits was due to a $2.4 million decrease in certificates of deposit offset by a $349,000 increase in checking and savings accounts. Borrowed funds totaled $7.2 million at March 31, 2000, an increase of $203,000, or 2.9%, from the total at June 30, 1999.

            KENTUCKY FIRST BANCORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1999 to
---------------------------------------------------------------
March 31, 2000 (continued)
--------------

The Corporation's shareholders' equity amounted to $12.9 million at March 31, 2000, a decrease of $973,000, or 7.0%, from June 30, 1999 levels. The decrease resulted from purchases of treasury stock totaling $1.1 million, dividends paid on common stock totaling $407,000, and additional unrealized losses on securities designated as available for sale of $137,000, which were partially offset by net earnings of $634,000 during the nine months ended March 31, 2000.

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

At March 31, 2000, the Savings Bank's tangible and core capital totaled $12.6 million, or 16.7%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.1 million and $3.0 million by $11.5 million and $9.6 million, respectively. The Savings Bank's risk-based capital of $12.9 million, or 29.5% of risk-weighted assets, exceeded the current 8% of risk-weighted assets requirement by $9.4 million.

Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 2000 and 1999
-----------------------

General
-------

Net earnings amounted to $634,000 for the nine months ended March 31, 2000, a decrease of $12,000, or 1.9%, from the $646,000 of net earnings reported for the nine months ended March 31, 1999. The decrease in net earnings in the current period was due to a $77,000 decrease in net interest income and a $4,000 increase in the provision for losses on loans, which were partially offset by a $17,000 increase in other income, a $42,000 decrease in general administrative and other expense, and a $10,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income was $2.1 million for the nine months ended March 31, 2000, which represents a decrease of $77,000, or 3.6%, compared to the nine months ended March 31, 1999. Total interest income decreased by $253,000, or 5.9%, due to a $2.8 million, or 3.6%, decrease in the weighted-average balance of interest-earning assets outstanding year to year and due to a decrease in the average yield on interest-earning assets, from 7.42% to 7.25%. Interest income on loans decreased by $136,000, or 4.6%, due to a $758,000, or 1.6%, decrease in the weighted-average balance of loans outstanding year to year and due to a decrease in the average yield on loans, from 8.16% to 7.90%.

Interest income on mortgage-backed securities decreased by $85,000, or 10.3%, due to a $1.5 million, or 9.0%, decrease in the weighted-average balance outstanding year to year and due to a decrease in the average yield on mortgage-backed securities, from 6.48% to 6.40%.

            KENTUCKY FIRST BANCORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 2000 and 1999 (continued)
-----------------------

Net Interest Income (continued)
-------------------

Interest income on investment securities and interest-bearing deposits decreased by $32,000, or 6.3%, due to a $512,000, or 4.4%, decrease in the weighted-average balance outstanding year to year and due to a decrease in the average yield from 5.77% to 5.65%.

Total interest expense decreased by $176,000, or 8.2%, due to a $2.6 million, or 4.0%, decrease in the weighted average balance of interest-bearing liabilities outstanding year to year and due to a decrease in the average cost of funds, from 4.41% to 4.22%. Interest expense on deposits decreased by $154,000, or 8.4%, due to a $1.6 million, or 2.8%, decrease in the weighted-average balance of deposits outstanding year to year and due to a decrease in the average cost of deposits, from 4.31% to 4.06%. Interest expense on borrowings decreased by $22,000, or 7.2%, due to a $1.0 million, or 12.8%, decrease in the weighted-average balance of borrowed funds outstanding year to year, which was partially offset by an increase in the average cost of borrowed funds, from 5.17% to 5.50%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $77,000, or 3.6%, to a total of $2.1 million for the nine months ended March 31, 2000, as compared to the nine months ended March 31, 1999. The interest rate spread amounted to approximately 3.03% and 3.01% during the nine month periods ended March 31, 2000 and 1999, respectively, while the net interest margin amounted to approximately 3.71% and 3.70% during the nine month periods ended March 31, 2000 and 1999, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $27,000 and a $23,000 provision for losses on loans during the nine month periods ended March 31, 2000 and 1999, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $17,000, or 12.1%, for the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999, due to a $26,000, or 26.5%, increase in service charges on deposit accounts offset by a $4,000, or 10.8%, decrease in other operating income and by the lack of any gain or loss on investment securities transactions in the current period compared to a gain of $5,000 in the previous year period. The increase in service charges on deposit accounts was due to an increase, during the early part of the nine month period ended March 31, 2000, in the monthly service charge fee schedule on checking accounts.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 2000 and 1999 (continued)
-----------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $42,000, or 3.1%, during the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999. The decrease in general, administrative and other expense resulted primarily from a $22,000, or 2.8%, decrease in employee compensation and benefits, a $7,000, or 5.3%, decrease in occupancy and equipment, a $5,000, or 20.0%, decrease in federal deposit insurance premiums, and an $18,000, or 5.7%, decrease in other operating expense, which were offset by a $10,000, or 10.3%, increase in data processing expense.

The decrease in employee compensation and benefits was primarily due to a decrease in expenses of the employee stock benefit plan related to the reduced market value of the Company's stock and due to the director retirement plan becoming fully funded prior to the nine month period ended March 31, 2000. The decrease in other operating expense is primarily due to the reduction of outsourced internal audit services and the elimination of asset/liability consulting services. Internal audit and asset/liability management functions are now being performed by the bank's staff. The increase in data processing was primarily due to increased charges for on-line services and ATM processing related to preparing computer systems for the change to year 2000.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $10,000, or 3.8%, for the nine months ended March 31, 2000, as compared to the nine months ended March 31, 1999. The decrease resulted primarily from a decrease of $22,000, or 2.4%, in net earnings before taxes. The effective tax rates were 28.4% and 28.8% for the nine month periods ended March 31, 2000 and 1999, respectively.


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended March 31, 2000 and 1999
-----------------------------

General
-------

Net earnings amounted to $207,000 for the three months ended March 31, 2000, a decrease of $21,000, or 9.2%, from the $228,000 of net earnings reported for the three months ended March 31, 1999. The decrease in net earnings in the current period was due to a $58,000 decrease in net interest income and a $1,000 increase in the provision for losses on loans, which were partially offset by a $2,000 increase in other income, a $24,000 decrease in general, administrative and other expense, and a $12,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income was $683,000 for the three months ended March 31, 2000, which represents a decrease of $58,000, or 7.8%, compared to the three month period ended March 31, 1999. Total interest income decreased by $71,000, or 5.0%, due to a $3.1 million, or 4.0%, decrease in the weighted-average balance of interest-earning assets outstanding year to year and due to a decrease in the average yield on interest-earning assets, from 7.40% to 7.32%.

            KENTUCKY FIRST BANCORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended March 31, 2000 and 1999 (continued)
-----------------------------

Net Interest Income (continued)
-------------------

Interest income on loans decreased by $31,000, or 3.2%, due to a $383,000, or .8%, decrease in the weighted-average balance of loans outstanding year to year and due to a decrease in the average yield on loans, from 8.18% to 7.98%. Interest income on mortgage-backed securities decreased by $26,000, or 9.7%, due to a $1.8 million, or 11.2%, decrease in the weighted-average balance outstanding year to year offset by an increase in the average yield on mortgage-backed securities, from 6.46% to 6.57%. Interest income on investment securities and interest-bearing deposits decreased by $14,000, or 7.7%, due to an $847,000, or 6.7%, decrease in the weighted-average balance outstanding year to year and due to a decrease in the yield, from 5.76% to 5.66%.

Total interest expense decreased by $13,000, or 1.9%, due to a $2.9 million, or 4.5%, decrease in the weighted average balance of interest-bearing liabilities outstanding year to year offset by an increase in the average cost of funds, from 4.18% to 4.29%. Interest expense on deposits decreased by $26,000, or 4.4%, due to a $3.1 million, or 5.3%, decrease in the weighted-average balance of deposits outstanding year to year offset by an increase in the average cost of deposits, from 4.07% to 4.11%. Interest expense on borrowings increased by $13,000, or 15.5%, due to a $150,000, or 2.2%, increase in the weighted-average balance of borrowed funds outstanding and due to an increase in the average cost of borrowed funds, from 5.06% to 5.68%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $58,000, or 7.8%, to a total of $683,000 for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The interest rate spread amounted to approximately 3.04% and 3.23% during the three month periods ended March 31, 2000 and 1999, respectively, while the net interest margin amounted to approximately 3.73% and 3.89% during the three month periods ended March 31, 2000 and 1999, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $9,000 and an $8,000 provision for losses on loans during the three month periods ended March 31, 2000 and 1999, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

            KENTUCKY FIRST BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
Ended March 31, 2000 and 1999 (continued)
-----------------------------

Other Income
------------

Other income increased by $2,000, or 3.9%, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, due to an $8,000, or 24.2%, increase in service charges on deposit accounts offset by a $6,000, or 33.3%, decrease in other operating income. The increase in service charges on deposit accounts was due to an increase, prior to the beginning of the three month period ended March 31, 2000, in the monthly service charge fee schedule on checking accounts. The decrease in other operating income was primarily due to a decrease in loan related fees.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $24,000, or 5.2%, during the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The decrease in general, administrative and other expense resulted primarily from a $5,000, or 1.9%, decrease in employee compensation and benefits, an $8,000, or 16.3%, decrease in occupancy and equipment expense, a $5,000, or 62.5%, decrease in federal deposit insurance premiums, and a $7,000, or 6.3%, decrease in other operating expense.

The decrease in employee compensation and benefits was primarily due to a decrease in expenses of the employee stock benefit plan related to the reduced market value of the Company's stock and due to the director retirement plan becoming fully funded prior to the three month period ended March 31, 2000. The decrease in occupancy and equipment was primarily due to a decrease in depreciation expense on furniture, fixtures, and equipment. The decrease in federal deposit insurance premiums was primarily due to a reduction in the insurance assessment rate effective January 1, 2000. The decrease in other operating expense is primarily due to the reduction of outsourced internal audit services and the elimination of asset/liability consulting services. Internal audit and asset/liability management functions are now being performed by the bank's staff.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $12,000, or 12.9%, for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The decrease resulted primarily from a decrease of $33,000, or 10.3%, in the net earnings before taxes. The effective tax rates were 28.1% and 29.0% for the three month periods ended March 31, 2000 and 1999, respectively.

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

Of the systems that the Savings Bank had identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The Savings Bank experienced no problems with the on-line system, or with other systems, related to the year 2000 change. Management had developed an estimate of expenses and lost income of $20,000 that was reasonably likely to be incurred in connection with the efforts to achieve compliance. The amount of expenses and lost income, as of March 31, 2000, was approximately $18,000, with no additional significant amount expected.

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

Financial Modernization
-----------------------

On November 12, 1999, President Clinton signed into law legislation that could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies will have broader insurance underwriting powers than national banks and may engage in merchant banking activities after the adoption of implementing regulations. Merchant banking activities may also become available to national bank subsidiaries after five years. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

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

            Kentucky First Bancorp, Inc.

                       PART II

ITEM 1.   Legal Proceedings
          -----------------

     The Bank is party to a lawsuit captioned Charles Michael
                                              ---------------
Thompson and Beverly A. Thompson v. First Federal Savings Bank;
--------------------------------------------------------------
Trustcorp Mortgage Company; Blair Corporation Mortgage
------------------------------------------------------
Bankers filed in the Fayette Circuit Court, 4th Division,
-------
Commonwealth of Kentucky. The suit alleges that in August 1997 the Thompsons arranged for a first mortgage loan through Blair Corporation Mortgage Bankers ("Blair"), such mortgage being subsequently assigned to the Bank although all servicing of the loan was still being handled by Blair. The suit further alleges that in February 1999 the Thompsons refinanced the mortgage loan through Blair and that such loan was assigned to Trustcorp although the Thompsons' loan with the Bank was never paid off nor was the related mortgage released. The suit is seeking a declaratory judgment as to which mortgage represents the valid first mortgage. The suit further seeks an order compelling the institution not found to have the valid first lien to release its mortgage. The Thompsons also seek money damages of an unspecified amount. The Bank has referred this matter to its counsel and to its insurance carrier. Although there can be no assurance, the Bank does not anticipate that this litigation will have a material impact on its operations.

     The Bank is party to a lawsuit captioned Family Bank, FSB
                                              ----------------
and First Federal Savings Bank v. Oscar S. Blankenship a/k/a O.
---------------------------------------------------------------
Sam Blankenship and Jenny Blankenship filed in the Johnson
-------------------------------------
Circuit Court, Division No. II, Commonwealth of Kentucky. The lawsuit is a collection action seeking recovery of three loans of which the Bank has an interest in two. The suit also asks for the court to sell the property securing the loans with the proceeds to be used to repay all amounts owed. The defendants filed an answer on February 3, 2000 making various counterclaims alleging breach of contract, breach of fiduciary duty and unspecified violations of the federal banking laws. The defendants are seeking money damages (including punitive damages) of an unspecified amount. Certain of the counterclaims relate only to the one loan in which the Bank does not have any
interest.   While the Bank does not believe there is any merit
in the counterclaims, it is having the answer evaluated by counsel.

ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holder
          --------------------------------------------------

          Not applicable

ITEM 5.   Other Information
          -----------------

          None

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Reports on Form 8-K:  None.

          Exhibit 27:           Financial Data Schedule for the
                                nine months ended March 31,
                                2000

            KENTUCKY FIRST BANCORP, INC.

                     SIGNATURES
                     ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 11, 2000            By:/s/ Betty J. Long
                                 -----------------------------
                                 Betty J. Long
                                 President and Chief
                                    Executive Officer




Date: May 11, 2000            By:/s/ Russell M. Brooks
                                 -----------------------------
                                 Russell M. Brooks
                                 Executive Vice President and
                                    Financial Officer