Form 10KSB40
period 2000-06-30
KENTUCKY FIRST BANCORP INC
filed 2000-09-28
CIK 943891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 __________________
                                   FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

[    ]         TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                           Commission File No. 1-13904
                                               -------

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

        DELAWARE                                           61-1281483
---------------------------------                       ---------------------
(STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

306 NORTH MAIN STREET, CYNTHIANA, KENTUCKY                    41031-1210
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (606) 234-1440

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, PAR VALUE $.01 PER SHARE            AMERICAN STOCK EXCHANGE
--------------------------------------    --------------------------------------
         (TITLE OF CLASS)                 (NAME OF EXCHANGE ON WHICH REGISTERED)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 NOT APPLICABLE

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X        No
                       ------        -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the fiscal year ended June 30, 2000:
$5,583,000

As of September 22, 2000, the aggregate market value of the 769,290 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $7,981,384 based on the closing sales price of $10.375 per share of the registrant's Common Stock on September 21, 2000 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of  shares  of Common  Stock  outstanding  as of  September  22,
2000:  1,030,177

Transitional Small Business Disclosure Format    Yes      No  X
                                                    ----    -----

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

         1. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL
-------

         The Company. Kentucky First Bancorp, Inc. (the "Company"), a Delaware corporation, was organized at the direction of the Board of Directors of First Federal Savings Bank, Cynthiana, Kentucky ("First Federal" or the "Bank") in April 1995 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed August 28, 1995, with the Company issuing 1,388,625 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, cash and interest-bearing deposits and a note receivable from the ESOP. The Company's principal business is the business of the Bank. At June 30, 2000, the Company had total assets of $73.9 million, deposits of $53.3 million, net loans receivable of $44.9 million and shareholders' equity of $13.0 million.

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

         Both the Company's and First Federal's executive offices are located at 306 North Main Street, Cynthiana, Kentucky 41031-1210, and its telephone number is (859) 234-1440.

MARKET AREA
-----------

         The Bank considers its primary market area to consist of the eight counties of Harrison, Pendleton, Scott, Grant, Robertson, Nicholas, Bourbon and Fayette Counties, Kentucky. Management believes that most of the Bank's depositors and borrowers are residents of these counties. The City of Cynthiana, located in Harrison County, is 26 miles north of Lexington, Kentucky, 100 miles east of Louisville, Kentucky and 80 miles south of Cincinnati, Ohio. Based upon the 1998 population census estimate, Cynthiana had a population of 6,300 and approximately 18,000 persons lived in Harrison County.

         The economy in the Bank's market area is based on a mixture of manufacturing and agriculture. Other employment is provided by a variety of professionals, service employers, manufacturing industries, wholesale/retail trade employers including 3M, A.T.K., Bullard Manufacturing, Concept Packaging Group, Cynthiana Publishing Company, Grede Perm Cast (a division of Grede Foundries), Harrison Memorial Hospital, Judy Construction Co., Lucas Equine Equipment, Macro Products Company, TI Group Automotive, TR Technologies and SNAPCO. The Licking Valley Center of Maysville Community College is also located in Cynthiana with an enrollment of approximately 740 students.

         According to the US Bureau of Labor Statistics, the unemployment rate in Harrison County for June 2000 was 3.8% as compared to 4.0% for the Commonwealth of Kentucky.

LENDING ACTIVITIES

         General. First Federal's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing one- to four-family residential properties in its primary market area. The Bank also makes construction loans and originates loans secured by multi-family properties and commercial properties and originates commercial, farm and consumer loans. In recent years, the Bank has purchased whole loans and participation interests in loans secured by one- to four-family properties and commercial and multi-family real estate.

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

         At June 30, 2000, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.9 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $1.6 million.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2000, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                               At June 30,
                                                             ----------------------------------------------------
                                                                      2000                          1999
                                                             -------------------             --------------------
                                                             Amount          %               Amount           %
                                                             -----         -----             ------        ------
                                                                            (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
  One- to four-family residential and construction (1)....  $   25,727      56.59%          $  27,299       56.24%
  Multi-family residential................................       4,740      10.43               4,526        9.32
  Agricultural............................................       5,174      11.38               5,702       11.75
  Commercial..............................................       6,708      14.75               6,722       13.85
                                                             ---------     ------             -------      ------
     Total real estate loans..............................      42,349      93.15              44,249       91.16

Commercial loans..........................................         864       1.90                 904        1.86
Agricultural operating loans..............................         419       0.92                 920        1.90

Consumer loans:
  Automobiles.............................................         428       0.94                 472        0.97
  Mobile home.............................................          71       0.16                  97        0.20
  Savings account.........................................         825       1.81               1,004        2.07
  Other...................................................         510       1.12                 895        1.84
                                                            ----------  -----------         ---------    --------
     Total consumer loans.................................       1,834       4.03               2,468        5.08
                                                            ----------   ---------          ---------    --------
     Total loans..........................................      45,466     100.00%             48,541      100.00%
                                                                           ======                          ======
Less:
  Loans in process........................................          18                            227
  Deferred loan fees......................................          80                             89
  Unearned discount.......................................           5                             10
  Allowance for loan losses...............................         443                            414
                                                            ----------                      ---------
     Loans receivable, net................................  $   44,920                      $  47,801
                                                            ==========                      =========

____________
(1) At June 30, 2000, constructions loans amounted to $1.0 million and represented 2.3% of total gross loans.

         Loan Maturity Schedule. The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                       Due Within       Due 1-5
                                                         1 Year          Years       Due After 5
                                                          After          After       Years After
                                                         6/30/00        6/30/00        6/30/00         Total
                                                         -------        -------        -------        --------
                                                                            (In thousands)

Real estate mortgage........................          $    1,171      $    1,426     $   39,752     $   42,349
Consumer....................................               1,713             111             10          1,834
Commercial and agricultural operating.......               1,012             271             --          1,283
                                                      ----------      ----------     ----------     ----------
     Total..................................          $    3,896      $    1,808     $   39,762     $   45,466
                                                      ==========      ==========     ==========     ==========

         The following table sets forth at June 30, 2000, the dollar amount of all loans due one year or more after June 30, 2000 which have (i) predetermined interest rates and (ii) floating or adjustable interest rates.

                                                                       Predetermined        Floating or
                                                                           Rates          Adjustable Rates
                                                                       -------------      ----------------
                                                                                (In thousands)

                  Real estate mortgage...............................   $    27,103           $   14,075
                  Consumer...........................................           121                   --
                  Commercial and agricultural operating..............           271                   --
                                                                        -----------           ----------
                       Total.........................................   $    27,495           $   14,075
                                                                        ===========           ==========

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

         One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At June 30, 2000, $25.7 million, or 56.6% of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties primarily located in the Bank's market area.

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

         Multi-family and Commercial Real Estate Loans. The Bank has been active in the origination and purchase of loans secured by commercial real estate and multi-family properties. At June 30, 2000, multi-family and commercial real estate loans totaled $4.7 million and $6.7 million, respectively, and represented 10.4% and 14.8%, respectively, of the Bank's gross loan portfolio.

         Multi-family and commercial real estate loans are made in amounts of up to 80% of the lesser of the appraised value or the purchase price, if applicable, of the property and may be on a fixed rate basis for terms of up to 15 years or a adjustable rate basis for terms of up to 20 years. Prior to committing to make a multi-family or commercial real estate loan, the Bank requires that the prospective borrower provide a cash flow statement indicating sufficient cash flow from the property to service the loan. The Bank requires that the payments under such leases be assigned to the Bank.

         The Bank's multi-family real estate loans consist of loans secured by apartment buildings which are primarily located in the Bank's market area. Generally, these apartment buildings are small with an average of eight to twelve units. The Bank's largest multi-family real estate lending to one borrower are participation interests purchased from a financial institution in Lexington, Kentucky. The participation interests amounted to $1.3 million at June 30, 2000 and were secured by 34 triplex/duplex units.

         The Bank's commercial real estate portfolio consists of loans secured by office buildings, nursing homes, warehouse properties and churches. The Bank's largest commercial real estate loan is secured by warehouse property located in Lexington, Kentucky. This loan had a balance of $888,000 at June 30, 2000.

         Multi-family and commercial real estate lending entails significant additional risks as compared to one-to four-family residential lending. Such loans typically involve large loans to single borrowers or related borrowers. At June 30, 2000, the average size of the Bank's multi-family and commercial real estate loans was $89,000 as compared to the average size of one-to four-family residential real estate loans of $40,000. Such loans also involve a greater repayment risk as repayment is typically dependent on the successful operation of the project such that the income generated by the project is sufficient to cover operating expenses and debt service, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. In addition, commercial real estate is more likely to be subject to some form of environmental contamination. The Bank is pricing multi-family and commercial loans it originates above the single-family loan rate to compensate the Bank for these additional risks.

         Construction Loans. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties. Such loans convert to permanent financing upon completion of construction. These properties are located in the Bank's market area. At June 30, 2000, the Bank's loan portfolio included no loans originated by the Bank and secured by properties under construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in three increments as construction progresses and as inspections warrant. Construction/permanent loans may have either an adjustable or fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months. Interest is billed monthly during the construction phase. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. The Bank has also purchased a participation interest in construction loans from a financial institution in Lexington, Kentucky. These construction loans have all been to a single contractor and are secured by a first lien on single family residential properties located in the Bank's market area. At June 30, 2000, the Bank's participation interest in these construction loans was $1.0 million. Terms of the participation provide that the Bank receives sufficient proceeds from the sale of individual properties in the project to satisfy the mortgage on that particular property. The financial institution continues to service the loans for the Bank including performing inspections and authorizing all draws under the construction loan.

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

         The Bank also makes a limited number of construction loans to finance the construction of commercial and multi-family real estate. As of June 30, 2000, no such loans were outstanding.

         Consumer Loans. The consumer loans originated by the Bank include automobile loans, savings account loans and unsecured loans. The Bank's loan portfolio includes loans secured by mobile homes although the Bank no longer originates such loans. The Bank's automobile loans are generally underwritten in amounts up to 80% of the lesser of the purchase price of new automobiles or the loan value for used automobiles as published by the National Automobile Dealers Association. The terms of such loans do not exceed 60 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy. The Bank makes savings account loans for terms of up to the lesser of six months or the maturity date of the certificate securing the loan for up to 100% of the face amount of the certificate or the balance in the savings account. The interest rate charged on these loans is normally two percentage points above the rate paid on the certificate account and the account must be pledged as collateral to secure the loan. At June 30, 2000, the Bank's consumer loans totaled $1.8 million, or 4.0% of the Bank's gross loan portfolio.

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

         Agricultural Loans. The Bank originates agricultural loans both for the purchase and refinance of agriculture-related real estate and for operating purposes. At June 30, 2000, the Bank had $5.2 million in agricultural real estate loans, or 11.4% of its gross loan portfolio, and $419,000 in agricultural operating loans, or 0.9% of the Bank's gross loan portfolio.

         Agricultural real estate loans are primarily secured by first liens on farmland and buildings thereon, if any, located in the Bank's market area. Loans are generally underwritten in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property on loans secured by farm land and up to 80% of the lesser of the appraised value or purchase price on loans secured by farms with residences. Such loans may be underwritten on either a fixed rate basis with a term of up to 15 years with no residence or 20 years with a residence or an adjustable rate basis with a term of up to 30 years. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property. At June 30, 2000, the average size of an agricultural real estate loan originated by the Bank was $37,000.

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

         In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the farm's income stream as well as the value of collateral used to secure the loan. Collateral generally consists of the cash crops produced by the farm, predominantly tobacco in the Bank's market area, and cattle. The Bank requires that the borrowers provide evidence of hazard insurance on any equipment that will be used as collateral. Representatives of the Bank may inspect such collateral on a periodic basis. In certain instances, the Bank may also take a lien on real estate as additional collateral for an agricultural operating loan. In such instances, the Bank generally requires that an appraisal of the real estate by a certified appraiser be performed, if the loan is in excess of $100,000. For loans of less than $100,000, as circumstances warrant, an evaluation may be performed by senior loan officers of the Bank.

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

         Commercial Loans. The Bank originates a limited amount of non-real estate commercial loans to small and medium sized businesses located in its market area. At June 30, 2000, the Bank's commercial loans amounted to $864,000, or 1.9% of the Bank's gross loan portfolio.

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

         Upon receipt of a loan application from a prospective borrower, a credit report and employment and other verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent, state certified, appraiser approved by the Bank's Board of Directors for loans in excess of $100,000. For loans of $100,000 and less, as circumstances warrant, an evaluation may be performed by senior loan officers of the Bank. Typically, an independent appraiser is utilized.

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

         Originations and Purchases of Loans. The Bank's loans are primarily originated by salaried loan officers of the Bank. In addition, the Bank has purchased one-to four-family mortgage loans from various financial institutions in the Bank's market area and has purchased a number of residential and commercial whole mortgage loans and participation interests in mortgage loans. The Bank purchases loans to supplement its lending activities during periods of low loan demand. The Bank has purchased one- to four-family loans, multi-family real estate loans and commercial loans from various financial institutions and from an unaffiliated mortgage broker. These loans are primarily secured by real estate located in central Kentucky.

         With respect to purchased multi-family and commercial loans, the Bank reviews certain financial and property information provided to the Bank prior to approval of the loan. Generally, the Bank's Executive Committee also visits the property which will secure the loan. In the case of purchased construction loans, a representative of the servicer performs inspections on the property and informs the Bank when additional advances are warranted.

         Generally, in addition to the risks associated with the specific type of loan purchased, the purchase of loans involves certain additional risks resulting from the Bank's lower level of control over the origination and subsequent administration of the loans. The Bank requires a detailed description of the proposed terms of the loan, copies of all applicable financial statements, tax returns and credit reports, a current appraisal on the property securing the proposed loan, occupancy information and copies of all underlying leases, if applicable, and a signed application. If the proposed loan is to be a construction loan, the Bank also requires all cost estimates and must receive inspection certificates and lien waivers prior to making any disbursements under the loan. The Bank also requests updated financial information at least annually on all outstanding commercial and multi-family real estate loans or participations.

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

         Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard", "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. The Bank also makes quarterly inspections of all property securing loans that are delinquent three months or more.

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

         At June 30, 2000 the Bank had $201,000 and $182,000 in assets classified as special mention and substandard, respectively, and had no assets classified as doubtful or loss. Amounts classified are net of specific allowance for losses. Included in the balance of substandard loans was a loan secured by multi-family residential property, which had a balance of $363,000 and a specific allowance for loan losses of $200,000 as of June 30, 2000. Payments on this loan are approximately fourteen months delinquent.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                     Year Ended June 30,
                                                                 -------------------------
                                                                   2000             1999
                                                                 -------          --------
                                                                       (In thousands)
Balance at beginning of period.................................  $   414          $   384
Charge-offs:
  Real estate loans:
    One- to four-family residential............................       10               --
    Multi-family residential...................................       --               --
    Agricultural...............................................       --               --
    Commercial and other.......................................       --               --
    Construction...............................................       --               --
  Commercial loans.............................................       --               --
  Agricultural operating loans.................................       --               --
  Consumer loans:
    Automobile.................................................       --               --
    Savings account............................................       --               --
    Other consumer.............................................       --                3
                                                                 -------          -------
      Total:...................................................       10                3
                                                                 -------          -------
Recoveries:
  Real estate loans:
    One- to four-family residential............................       --               --
    Multi-family residential...................................       --               --
    Agricultural...............................................       --               --
    Commercial and other.......................................       --               --
    Construction...............................................       --               --
  Commercial loans.............................................       --               --
  Agricultural operating loans.................................       --               --
  Consumer loans:
    Automobile.................................................       --                3
    Savings account............................................       --               --
    Other consumer.............................................       --               --
                                                                 -------          -------
      Total:...................................................       --                3
Net charge-offs................................................       10               --
                                                                 -------          -------
Provision for losses on loans..................................       39               30
                                                                 -------          -------
Balance at end of period.......................................  $   443          $   414
                                                                 =======          =======
Ratio of net charge-offs to average loans
  outstanding during the period................................      .02%              --%
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

                                                                            At June 30,
                                                     ----------------------------------------------------------
                                                              2000                            1999
                                                     ---------------------------     --------------------------
                                                                    Percent of                    Percent of
                                                                   Loans in Each                 Loans in Each
                                                                    Category to                   Category to
                                                     Amount         Total Loans       Amount      Total Loans
                                                     ------        -------------     -------     --------------
                                                                      (Dollars in thousands)
Real estate - mortgage:
  One- to four-family residential and construction.  $    66           56.59%       $    71           56.24%
  Multi-family residential.........................      241           10.43            180            9.32
  Agricultural.....................................       46           11.38              4           11.75
  Commercial.......................................       60           14.75            117           13.85
Commercial loans...................................       10            1.90             11            1.86
Agricultural operating loans.......................        5            0.92             11            1.90
Consumer loans:
  Automobiles......................................        5            0.94              6            0.97
  Mobile homes.....................................        3            0.16              2            0.20
  Savings account..................................       --            1.81             --            2.07
  Other consumer loans.............................        7            1.12             12            1.84
                                                     -------          ------         ------          ------
    Total allowance for loan losses................  $   443          100.00%        $  414          100.00%
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

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 114 at the dates indicated. In addition, the Bank had no real estate acquired as a result of foreclosure.

                                                                                   At June 30,
                                                                            -------------------------
                                                                              2000             1999
                                                                            --------         -------
                                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
    One- to four-family residential and construction.......................   $  --          $   --
    Multi-family residential...............................................     363             352
    Agricultural...........................................................      --              --
    Commercial.............................................................      --              --
  Commercial loans.........................................................      --              --
  Agricultural operating loans.............................................      --              --
  Consumer.................................................................      --              --
                                                                              -----          ------
     Total.................................................................     363             352
                                                                              -----          ------

Accruing loans which are contractually past due 90 days or more:
  Real estate:
    One- to four-family residential and construction.......................      --              34
    Multi-family residential...............................................      --              --
    Agricultural...........................................................      --              --
    Commercial.............................................................     166              22
  Commercial loans.........................................................       4              --
  Agricultural operating loans.............................................      --              --
  Consumer.................................................................      12              10
                                                                              -----          ------
     Total.................................................................     182              66
                                                                              -----          ------

Total non-performing loans (2).............................................   $ 545          $  418
                                                                              =====          ======

Total non-performing loans as a percentage
  of total net loans.......................................................    1.21%            .87%
                                                                              =====          ======
Total non-performing assets as a percentage
  of total assets..........................................................     .74%            .53%
                                                                              =====          ======

____________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) At June 30, 2000 and 1999, non-performing loan balances are presented gross and do not reflect specific loan loss allowances of $200,000 and $150,000, respectively.

         Loans generally are placed on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. During the year ended June 30, 2000, gross interest income of $30,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. No interest income was recognized on such loans during the year ended June 30, 2000.

         At June 30, 2000, the Bank did not have any loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

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

         At June 30, 2000, the Bank had $3.5 million in CMOs and REMICs, which amounted to 4.7% of total assets. All of the CMOs and REMICs owned by the Bank are insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of either FNMA or FHLMC. The CMOs and REMICs owned by the Bank are primarily floating rate instruments.

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

         The Company's mortgage-backed securities portfolio, excluding CMOs and REMICs, consists primarily of seasoned fixed-rate mortgage-backed securities. At June 30, 2000, the Bank had $11.1 million, or 15.1% of total assets, in mortgage-backed securities. All of the Bank's mortgage-backed securities are insured or guaranteed by FNMA, FHLMC or GNMA.

The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                                           At June 30,
                                                                    -------------------------
                                                                       2000             1999
                                                                    --------         -------
                                                                         (In thousands)
          Investment securities held to maturity:
             Municipal obligations...............................   $  2,235          $  1,531
                                                                    --------          --------

          Investment securities available for sale:
            FHLB obligations.....................................      4,376             2,975
            FHLMC notes..........................................        929             1,914
            Municipal obligations................................      1,478             2,408
                                                                    --------          --------
              Total investment securities available for sale.....      6,783             7,297
                                                                    --------          --------
                Total investment securities......................   $  9,018          $  8,828
                                                                    ========          ========

          Mortgage-backed securities held to maturity:
            FHLMC participation certificates.....................   $    808               706
            GNMA participation certificates......................        784             1,063
            FNMA participation certificates......................      6,483             8,011
                                                                    --------          --------
              Total mortgage-backed securities held
                to maturity......................................      8,075             9,780
                                                                    --------          --------

          Mortgage-backed securities available for sale:
            FHLMC participation certificates.....................      3,074             3,174
            FNMA participation certificates......................      3,474             3,405
                                                                    --------          --------
              Total mortgage-backed securities available for sale      6,548             6,579
                                                                    --------          --------

              Total mortgage-backed securities...................     14,623            16,359

          Interest-earning deposits and certificates.............      1,223               809
                                                                    --------          --------

                Total investments and mortgage-backed
                  securities:....................................   $ 24,864          $ 25,996
                                                                    ========          ========

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment and mortgage-backed securities, including those designated as available for sale at June 30, 2000.

                               One Year or Less       One to Five Years     Five to Ten Years      More than Ten Years
                               Carrying   Average   Carrying      Average   Carrying  Average     Carrying     Average
                                 Value     Yield      Value        Yield      Value    Yield        Value        Yield
                               --------   -------   --------      -------   --------  -------     --------     -------
                                                                  (Dollars in Thousands)
Investment securities:
  FHLB obligations..............  $   993   5.08%    $  2,459       6.61%    $    --      --%     $     924      7.00%
  FHLMC Notes...................       --     --           --         --         929    6.43             --        --
  State and municipal
    obligations.................      160   6.09        1,201       4.70         972    4.69          1,380      5.56
  Mortgage-backed
    securities..................       --     --           17       8.55       1,129    6.63         13,477      6.79
  Interest-earning deposits and
    certificates of deposits....    1,223   6.30           --         --          --      --             --        --
                                 --------             -------                -------                -------
      Total..................... $  2,376             $ 3,677                $ 3,030                $15,781
                                 ========             =======                =======                =======

                                          Total Investment Portfolio
                                     ------------------------------------
                                     Carrying      Market       Average
                                      Value        Value        Yield
                                     --------      ------       -------

Investment securities:
  FHLB obligations..............    $  4,376      $ 4,376        6.35%
  FHLMC Notes...................         929          929        6.43
  State and municipal
    obligations.................       3,713        3,701        5.08
  Mortgage-backed
    securities..................      14,623       14,371        6.78
  Interest-earning deposits and
    certificates of deposits....       1,223        1,223        6.30
                                     -------      -------
      Total.....................     $24,864      $24,600
                                     =======      ========


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

         Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totaled $4.0 million, or 7.5% of the Bank's total savings portfolio at June 30, 2000. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank were to be unable to obtain funds from alternative sources. However, First Federal has no brokered funds, nor do these Jumbos represent brokered funds.

         Savings deposits in the Bank as of June 30, 2000 were represented by the various types of savings programs described below.

                                                                                    June 30, 2000
  Interest    Minimum                                                   Minimum        Balance in     Percentage of
    Rate       Term             Category                                 Amount        Thousands      Total Savings
  --------    -------           --------                                --------    --------------    -------------
   2.25%       None             Passbook Savings                        $    50        $  6,015           11.29%
   0.92        None             Demand Checking                             200           1,399            2.63
   1.46        None             Checking with Interest Accounts             200           8,744           16.41
   2.95        None             Money Market Deposit Accounts             2,500           1,840            3.45
*  4.11        None             First Money MMDA Accounts                10,000           1,223            2.30
   2.25        None             Christmas Clubs                              --              62            0.12

                                Certificates of Deposit
                                -----------------------

*  5.00        91 days          91 day Fixed Term, Fixed Rate             1,000             448            0.84
*  5.44        6 months         6 Month Fixed Term, Fixed Rate            1,000           3,786            7.11
*  5.91        9 months         9 Month Fixed Term, Fixed Rate            1,000           3,640            6.83
*  5.44        1 year           1 Year, Fixed Term, Fixed Rate            1,000           8,677           16.28
*  6.44        15 months        15 Month Fixed Term, Fixed Rate           1,000           1,671            3.14
*  5.25        18 months        18 Month Fixed Term, Fixed Rate           1,000           3,953            7.42
*  5.26        18 months        IRA 18 Month Fixed Term, Fixed Rate         500           3,587            6.73
*  5.60        24 months        24 Month Fixed Term, Fixed Rate           1,000           1,416            2.66
*  5.51        30 months        30 Month Fixed Term, Fixed Rate           1,000             280            0.52
*  5.52        36 months        36 Month Fixed Term, Fixed Rate           1,000           2,106            3.95
*  5.61        36 months        IRA 36 Month Fixed Term, Fixed Rate         500             167            0.31
*  5.77        5 years          5 Year Fixed Term, Fixed Rate             1,000           3,619            6.79
*  5.92        5 years          IRA 5 Year, Fixed Term, Fixed Rate          500             651            1.22
                                                                                       --------          ------
                                                                                       $ 53,284          100.00%
                                                                                       ========          ======

___________
*        Represents weighted average interest rate.

         The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                                   Year Ended June 30,
                                          ------------------------------------------------------------------
                                                            2000                                  1999
                                          ------------------------------        ----------------------------
                                           Interest-Bearing                     Interest-Bearing
                                             Demand and          Time              Demand and         Time
                                          Savings Deposits      Deposits        Savings Deposits    Deposits
                                          ----------------      --------        ----------------    --------
                                                                   (Dollars in thousands)

Average balance...........................   $   19,466         $35,163           $19,610          $37,335
Average rate..............................         2.07%           5.23%             2.22%           5.31%


         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000.


      Maturity Period                                              Certificates
      ---------------                                               of Deposit
                                                                   ------------
                                                                  (In thousands)

      Three months or less.......................................    $1,234
      More than three through six months.........................       815
      More than six through 12 months............................       491
      Over 12 months.............................................     1,477
                                                                     ------
              Total..............................................    $4,017
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

                                                                        At June 30,
                                                                   ----------------------
                                                                    2000            1999
                                                                   ------          ------
                                                                   (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances..................................................  $6,827          $7,003

Weighted average rate paid on:
  FHLB advances..................................................    5.90%           5.09%

                                                                       For the Year
                                                                      Ended June 30,
                                                                   ----------------------
                                                                    2000            1999
                                                                   ------          ------
                                                                   (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
  FHLB advances and other borrowed money........................   $  7,632      $  9,511

                                                                       For the Year
                                                                      Ended June 30,
                                                                   ----------------------
                                                                    2000            1999
                                                                   ------          ------
                                                                   (Dollars in thousands)
Approximate average borrowings outstanding with respect to:
  FHLB advances and other borrowed money.........................  $  7,029      $ 7,401

Approximate weighted average rate paid on: (1)
  FHLB advances and other borrowed money.........................      5.58%        5.27%

____________
(1) Weighted average computed by dividing total interest paid by average balance outstanding.

         As of June 30, 2000, the Bank had $6.8 million in advances outstanding. Further asset growth may be funded through additional advances.

SUBSIDIARY ACTIVITIES

         As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2000, the Bank was authorized to invest up to $2.2 million in the stock of or loans to subsidiaries, including the additional 1.0% investment for community inner-city and community development purposes. The Bank has one wholly owned subsidiary: Cynthiana Service Corporation, a Kentucky corporation, formed for the purpose of holding the Bank's investments in data processing operations. At June 30, 2000, the Bank's total investment in the subsidiary was $15,000. The operations of Cynthiana Service Corporation are not consolidated with the operations of the Bank as the subsidiary's operations were immaterial.

PERFORMANCE RATIOS

         The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                                     At or For the Year
                                                                      Ended June 30,
                                                                   ----------------------
                                                                    2000            1999
                                                                   ------          ------
   Return on assets (net earnings divided by
      average total assets)....................................       1.11%         1.10%
   Return on average stockholders' equity (net earnings
      divided by average stockholders' equity).................       6.27          6.28
   Dividend payout ratio (dividends declared per share
      divided by net earnings per share).......................      62.50         64.94
   Interest rate spread (combined weighted average
      interest rate earned less combined weighted
      average interest rate cost)..............................       3.03          3.05
   Ratio of average interest-earning assets to
      average interest-bearing liabilities.....................     119.10        118.79
   Ratio of noninterest expense to average total assets........       2.29          2.28

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

EMPLOYEES

     As of June 30, 2000, the Company had 19 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

     The following sets forth information with respect to the executive officers of the Company who do not serve on the Board of Directors.

                                  Age at
                                 June 30,
    Name                           2000            Title
    ----                         --------          -----
Kevin R. Tolle                      43       Vice President, Secretary/Treasurer
Robbie G. Cox                       53       Vice President


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

         ROBBIE G. COX is Vice President of the Company and the Bank, a position he has held since joining the Bank in December 1986. From September 1992 to December 31, 1993 he also served as Chief Executive Officer of the Bank and served as President and Chief Executive Officer of the Bank from January 1994 to May 1994. Mr. Cox is a member and past president of the Cynthiana Lions Club and Deacon at Cynthiana Christian Church.

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

         TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution.
Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affilate.

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

         Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

         The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under Sec. 7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

         FINANCIAL MODERIZATION. On November 12, 1999, President Clinton signed into law legislation that could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies will have broader insurance underwriting powers than national banks and may engage in merchant banking activities after the adoption of implementing regulations. Merchant banking activities may also become available to national bank subsidiaries after five years. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

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

         REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 2000, First Federal had no such investments.

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

         In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 2000, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

         The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 2000, the Bank's risk-weighted assets were approximately $42.6 million.

         The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2000.

                                                                                    Percent of
                                                                        Amount      Assets(1)
                                                                        ------      ----------
                                                                        (Dollars in Thousands)

          Tangible capital............................................. $12,569       17.0%
          Tangible capital requirement.................................   1,111        1.5
                                                                        -------       ----
            Excess..................................................... $11,458       15.5%
                                                                        =======       ====

          Core capital................................................. $12,569       17.0%
          Core capital requirement.....................................   2,964        4.0
                                                                        -------       ----
            Excess..................................................... $ 9,605       13.0%
                                                                        =======       ====

          Total capital (i.e., core and supplementary capital)......... $12,812       30.1%
          Risk-based capital requirement...............................   3,408        8.0
                                                                        -------       ----
            Excess..................................................... $ 9,404       22.1%
                                                                        =======       ====

______________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

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

         A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 2000, approximately 75.3% of the Bank's portfolio assets were invested in Qualified Thrift Investments.

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

         The  FDIC has  adopted  a new  assessment  schedule  for  SAIF  deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings has been reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, were required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members were assessed for these obligations at the rate of 1.3 basis points. Since December 31, 1999, however, both BIF and SAIF members are being assessed at the same rate for FICO payments. This rate is reset quarterly. For the third calendar quarter of 2000, the rate is set at 2.06 basis points.

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

         LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) in each calendar year of not less than 4% of its net withdrawable savings deposits plus short term borrowings at the end of the preceding quarter or 4% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar quarter. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of June 2000 was 11.3%.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2000, of $1.3 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 2000, the Bank had $6.8 million in advances and other borrowings from the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $44.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

TAXATION

         The Company and the Bank will file a consolidated federal income return for the year ended June 30, 2000.

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

         Legislation signed by the President in 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which had previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. Under such legislation, the Bank is required to recapture approximately $70,000 of its tax bad debt reserve. The Bank has provided deferred taxes for the amount of the recapture.

         Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, are being treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

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

STATE INCOME TAXATION

         The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. The Bank is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended June 30, 2000, the amount of such expense for the Bank was $60,000.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         The following table sets forth the location and certain additional information regarding the Bank's two offices at June 30, 2000.

                                                                  Book Value
                                  Year           Owned or         at June 30,           Approximate
                                 Opened           Leased             2000             Square Footage
                                 ------           ------             ----             --------------

306 North Main Street             1975             Owned          $  240,000               4,278
Cynthiana, Kentucky

100 Ladish Road
Cynthiana, Kentucky               1994             Owned          $  856,000               2,500

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Bank is party to a lawsuit captioned Family Bank, FSB and First Federal Savings Bank v. Oscar S. Blankenship a/k/a O. Sam Blankenship and Jenny Blankenship filed in the Johnson Circuit Court, Division No. II, Commonwealth of Kentucky. The lawsuit is a collection action seeking recovery of three loans of which the Bank has an interest in two. The suit also asks for the court to sell the property securing the loans with the proceeds to be used to repay all amounts owed. The defendants filed an answer on February 3, 2000 making various counterclaims alleging breach of contract, breach of fiduciary duty and unspecified violations of federal banking laws. The defendants are seeking money damages (including punitive damages) of an unspecified amount. Certain of the counterclaims relate only to the one loan in which the Bank does not have any interest. While the Bank does not believe there is any merit in the counterclaims, it is having the answer evaluated by counsel.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
--------------------------------------------------------------------

         The Common Stock began trading under the symbol "KYF" on the American Stock Exchange on August 29, 1995. As of September 21, 2000, there were
1,030,177 shares of the Common Stock outstanding. The number of registered holders as of that date was 292.

         The following table shows the high and low stock prices for the Common Stock and dividends declared on a quarterly basis for the past two fiscal years.

Quarter                                                         Dividends
Ended                                      High       Low       Declared
-------                                    ----       ---       ---------

September 30, 1998                        $15.0000   $13.5000   $0.125
December 31, 1998 ................        $13.6250   $12.1250   $0.125
March 31, 1999 ...................        $12.9375   $12.5000   $0.125
June 30, 1999 ....................        $12.5000   $11.8750   $0.125

September 30, 1999 ...............        $12.0000   $11.1250   $0.125
December 31, 1999 ................        $11.5000   $10.0000   $0.125
March 31, 2000 ...................        $10.3750   $ 9.7500   $0.125
June 30, 2000 ....................        $10.1875   $ 9.9375   $0.125

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

         OTS regulations applicable to all savings associations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

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

         The following tables set forth the interest rate sensitivity of the Bank's net portfolio value as of June 30, 2000 and June 30, 1999, in the event of 1%, 2%, and 3% instantaneous and permanent increases and decreases in market interest rates, respectively.

                       NET PORTFOLIO VALUE, JUNE 30, 2000

                      Net Portfolio Value       NPV as % of Portfolio  Value of Assets
Change             --------------------------   --------------------------------------
in Rates           Amount  $ Change  % Change    NPV Ratio  Basis Point Changes
--------           ------  --------  --------    ---------  -------------------
                                        (Dollars in thousands)

+300 bp ......... $ 9,050   $(4,061)     (31)%     13.12%        (460) bp
+200 bp .........  10,396    (2,715)     (21)      14.72         (300) bp
+100 bp .........  11,762    (1,349)     (10)      16.27         (145) bp
   0 bp .........  13,111                          17.72
-100 bp .........  14,313     1,202        9       18.94          122 bp
-200 bp .........  15,184     2,073       16       19.77          205 bp
-300 bp .........  16,056     2,945       22       20.57          285 bp

                       NET PORTFOLIO VALUE, JUNE 30, 1999

                      Net Portfolio Value       NPV as % of Portfolio  Value of Assets
Change             --------------------------   --------------------------------------
in Rates           Amount  $ Change  % Change    NPV Ratio  Basis Point Changes
--------           ------  --------  --------    ---------  -------------------
                                        (Dollars in thousands)


+300 bp .........  $ 8,535  $(4,162)     (33)%     11.64%        (451) bp
+200 bp .........    9,998   (2,699)     (21)      13.30         (285) bp
+100 bp .........   11,417   (1,280)     (10)      14.84         (131) bp
   0 bp .........   12,697                         16.15
-100 bp .........   13,734    1,037        8       17.16          101 bp
-200 bp .........   14,664    1,967       15       18.02          187 bp
-300 bp .........   15,764    3,067       24       19.01          286 bp

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

                                                                          Year Ended June 30,
                                            -----------------------------------------------------------------------------
                                                          2000                                    1999
                                            ---------------------------------      ---------------------------------
                                            Average                   Yield/       Average                   Yield/
                                            Balance       Interest     Cost        Balance       Interest     Cost
                                            -------       --------   --------      -------       --------    -------
                                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net (1)...............  $  46,913     $  3,728       7.95%      $  48,157    $   3,914       8.13%
  Mortgage-backed securities..............     15,167          990       6.53          16,883        1,096       6.49
  Investment securities...................      9,213          521       5.66           9,138          529       5.79
  Other interest-earning assets...........      2,145          125       5.83           2,261          126       5.57
                                            ---------     --------                  ---------    ---------
    Total interest-earning assets.........     73,438        5,364       7.30          76,439        5,665       7.41
Non-interest-earning assets...............      2,468                                   2,339
                                            ---------                               ---------
    Total assets..........................  $  75,906                               $  78,778
                                            =========                               =========
Interest-bearing liabilities:
  Deposits................................  $  54,629        2,241       4.10       $  56,945        2,418       4.25
  Borrowings..............................      7,029          392       5.58           7,401          390       5.27
                                            ---------     --------                  ---------    ---------
     Total interest-bearing liabilities...     61,658        2,633       4.27          64,346        2,808       4.36
                                                          --------   --------                    ---------   --------
Non-interest-bearing liabilities..........        853                                     642
                                            ---------                               ---------
     Total liabilities....................     62,511                                  64,988
Shareholders' equity......................     13,395                                  13,790
                                            ---------                               ---------
     Total liabilities and
       shareholders' equity...............  $  75,906                               $  78,778
                                            =========                               =========
Net interest income.......................                $  2,731                               $   2,857
                                                          ========                               =========
Interest rate spread (2)..................                               3.03%                                   3.05%
                                                                     ========                                ========
Net yield on interest-earning assets (3)..                               3.72%                                   3.74%
                                                                     ========                                ========
Ratio of average interest-earning assets to
  average interest-bearing liabilities....                             119.11%                                 118.79%
                                                                       ======                                  ======


                                                            Year Ended June 30,
                                                -----------------------------------
                                                             1998
                                                -----------------------------------
                                                Average                     Yield/
                                                Balance     Interest          Cost
                                                -------     --------        --------

Interest-earning assets:
  Loans receivable, net (1)...............        $ 49,732   $    4,072       8.19%
  Mortgage-backed securities..............          19,509        1,312       6.73
  Investment securities...................          11,937          746       6.25
  Other interest-earning assets...........           1,930           99       5.13
                                                  --------     --------
    Total interest-earning assets.........          83,108        6,229       7.50
Non-interest-earning assets...............           2,482
                                                  --------
    Total assets..........................        $ 85,590
                                                  ========
Interest-bearing liabilities:
  Deposits................................        $ 55,480        2,467       4.45
  Borrowings..............................          14,860          849       5.71
                                                  --------     --------
     Total interest-bearing liabilities...          70,340        3,316       4.71
                                                               --------     ------
Non-interest-bearing liabilities..........             808
                                                  --------
     Total liabilities....................          71,148
Shareholders' equity......................          14,442
                                                  --------
     Total liabilities and
       shareholders' equity...............        $ 85,590
                                                  ========
Net interest income.......................                     $   2,913
                                                               =========
Interest rate spread (2)..................                                    2.79%
                                                                           =======
Net yield on interest-earning assets (3)..                                    3.51%
                                                                           =======
Ratio of average interest-earning assets to
  average interest-bearing liabilities....                                  118.15%
                                                                            ======

_____________
(1)      Includes non-accrual loans.
(2)      Represents  the  difference   between  the  average  yield  on
         interest-earning assets and the average cost of interest-bearing liabilities.
(3) Represents net interest income as a percentage of the average balance of interest-earning assets for the same period.

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

                                                                  Year Ended June 30,
                                         -----------------------------------------------------------------------
                                           2000       vs.          1999               1999       vs.      1998
                                         --------------------------------          -----------------------------
                                                Increase (Decrease)                     Increase (Decrease)
                                                     Due to                                   Due to
                                         --------------------------------          -----------------------------
                                           Rate      Volume        Total           Rate      Volume       Total
                                           ----      ------        -----           ----      ------       -----
                                                                      (In thousands)
Interest income:
  Loans................................  $  (86)     $ (100)    $  (186)           $  (30)    $ (128)     $ (158)
  Mortgage-backed securities (1).......       6        (112)       (106)              (46)      (170)       (216)
  Investment securities (1)............     (12)          4          (8)              (55)      (162)       (217)
  Other interest-earning assets........       8          (9)         (1)                9         18          27
                                         ------      ------     -------            ------     ------      ------
     Total interest-earning assets.....     (84)       (217)       (301)             (122)      (442)       (564)
                                         ------      ------     -------            ------     ------      ------

Interest expense:
  Deposits.............................     (81)        (96)       (177)             (111)        62         (49)
  Borrowings...........................      15         (13)          2               (66)      (393)       (459)
                                         ------      ------     -------            ------     ------      ------
     Total interest-bearing
       liabilities.....................     (66)       (109)       (175)             (177)      (331)       (508)
                                         ------      ------     -------            ------     ------      ------
Decrease in net interest income........                         $  (126)                                  $  (56)
                                                                =======                                   ======

_________
(1)      Includes securities designated as available for sale.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2000 AND 1999

         At June 30, 2000, the Company's consolidated total assets amounted to $73.9 million, a decrease of $4.2 million, or 5.5%, from the total at June 30, 1999. The decrease in assets resulted primarily from a decrease of $3.3 million in deposits, a $176,000 decrease in advances from the Federal Home Loan Bank and a decline in shareholders' equity of $849,000.

         Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $347,000, or 3.4%, to a total of $10.6 million at June 30, 2000. Investment securities totaling $1.5 million were purchased during the period and were offset by maturities of $1.2 million. Mortgage-backed securities totaled $14.6 million at June 30, 2000, a decrease of $1.7 million, or 10.6%, from June 30, 1999 levels. The decrease in mortgage-backed securities resulted primarily from principal repayments of $2.6 million offset by $1.0 million of purchases during the period. Proceeds from maturities of investment and mortgage-backed securities were primarily used to fund deposit withdrawals. Regulatory liquidity amounted to 11.51% at June 30, 2000.

         Net loans receivable decreased by $2.9 million, or 6.0%, during the period, to a total of $44.9 million at June 30, 2000. Loan disbursements of $5.6 million and loan purchases of $2.9 million were exceeded by principal repayments of $11.3 million. The allowance for loan losses totaled $443,000 at June 30, 2000, as compared to $414,000 at June 30, 1999. Non-performing loans totaled $345,000 at June 30, 2000, as compared to $268,000 at June 30, 1999. The allowance for loan losses represented 128% of non-performing loans as of June 30, 2000 and 154% at June 30, 1999. Although management believes that its allowance for loan losses at June 30, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

         Deposits totaled $53.3 million at June 30, 2000, a decrease of $3.3 million, or 5.9%, from June 30, 1999 levels. During the current period, management had not attempted to match premium deposit rates offered by certain competitors and had instead continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment. Advances from the FHLB totaled $6.8 million at June 30, 2000, a decrease of $176,000, or 2.5%, from the total at June 30, 1999.

         The Company's shareholders' equity amounted to $13.0 million at June 30, 2000, a decrease of $849,000, or 6.1%, from June 30, 1999 levels. The decrease resulted from purchases of treasury stock totaling $1.3 million, dividends paid on common stock totaling $533,000 and a $154,000 increase in unrealized losses on securities designated as available for sale, which were partially offset by fiscal 2000 net earnings of $840,000, the issuance of shares under the stock option plan of $73,000 and the amortization of stock benefit plans of $237,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

         GENERAL. Net earnings amounted to $840,000 for the fiscal year ended June 30, 2000, a decrease of $26,000, or 3.0%, compared to the $866,000 of net earnings reported in fiscal 1999. The decrease in net earnings in the current period was due to a $126,000 decrease in net interest income and a $9,000 increase in the provision for losses on loans, which were partially offset by a $32,000 increase in other income, a $61,000 decrease in general, administrative and other expense and a $16,000 decrease in the provision for federal income taxes.

         NET INTEREST INCOME. Interest income totaled $5.4 million for the fiscal year ended June 30, 2000, a decrease of $301,000, or 5.3%, from the $5.7 million of interest income reported in fiscal 1999. The decrease resulted from a $3.0 million, or 3.9%, decrease in the weighted-average balance of interest earning assets outstanding and an 11 basis point decrease in the average yield, from 7.41% during fiscal 1999 to 7.30% during fiscal 2000. Interest income on loans decreased by $186,000, or 4.8%, due to a $1.2 million, or 2.6%, decrease in the weighted-average balances of loans outstanding, coupled with an 18 basis point decrease in yield, from 8.13% during fiscal 1999 to 7.95% during fiscal 2000. Interest income on mortgage-backed securities decreased by $106,000, or 9.7%, due to a $1.7 million, or 10.2%, decrease in the weighted-average balance outstanding, offset by a four basis point increase in average yield, from 6.49% during fiscal 1999 to 6.53% during fiscal 2000. Interest income on investment securities and interest-bearing deposits decreased by $9,000, or 1.4%, due to a $41,000, or 0.4%, decrease in the weighted-average balance outstanding and due to a six basis point decrease in average yield, from 5.75% during fiscal 1999 to 5.69% during fiscal 2000.

         Interest expense totaled $2.6 million for the fiscal year ended June 30, 2000, a decrease of $175,000, or 6.2%, from the $2.8 million of total interest expense reported in fiscal 1999. Interest expense on deposits decreased by $177,000, or 7.3%, due to a $2.3 million, or 4.1%, decrease in the weighted-average balance of deposits outstanding and due to a 15 basis point decrease in the average cost of deposits, from 4.25% during fiscal 1999 to 4.10% during fiscal 2000. Interest expense on borrowings increased by $2,000, or 0.5%, due to a 31 basis point increase in the average cost of advances from the Federal Home Loan Bank from 5.27% during fiscal 1999 to 5.58% during fiscal 2000, offset by a $372,000, or 5.0%, decrease in the weighted-average balance of such advances outstanding.

         As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $126,000, or 4.4%, to a total of $2.7 million for the fiscal year ended June 30, 2000, as compared to fiscal 1999. The interest rate spread amounted to approximately 3.03% and 3.05% during the respective fiscal 2000 and 1999 years, while the net interest margin amounted to approximately 3.72% in fiscal 2000 and 3.74% in fiscal 1999.

         PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectability of the Bank's loan portfolio. As a result of such analysis, management recorded a $39,000 and a $30,000 provision for losses on loans during the fiscal years ended June 30, 2000 and 1999, respectively. The increase in the provision in the current year is reflective of management's concern about a moderate increase in the level of the Bank's non-performing loans. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on non-performing assets in the future.

         OTHER INCOME. Other income increased by $32,000, or 17.1%, for the fiscal year ended June 30, 2000, compared to fiscal 1999, due to a $35,000, or 26.3%, increase in service charges on deposits and a $2,000, or 4.1% increase in other operating income, which were partially offset by the lack of any gain or loss on investment securities transactions in fiscal 2000 compared to a gain of $5,000 in such transactions in fiscal 1999. The increase in service charges on deposits was due to an increase, during the early part of fiscal 2000, in the monthly service charge fee schedule on checking accounts.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $1.7 million for the fiscal year ended June 30, 2000, a decrease of $61,000, or 3.4%, from fiscal 1999. The decrease was due to a $19,000, or 1.9%, decrease in employee compensation and benefits, a $19,000, or 10.1%, decrease in occupancy and equipment expense, a $12,000, or 35.3%, decrease in federal deposit insurance premiums and a $20,000, or 4.8%, decrease in other operating expense, which were partially offset by a $9,000, or 6.8%, increase in data processing.

         The decrease in employee compensation and benefits was primarily due to a decrease in expenses of the employee stock benefit plan related to the reduced market value of the Company's stock and due to the director retirement plan becoming fully funded prior to the beginning of fiscal 2000. The decrease in other operating expense is primarily due to the reduction of outsourced internal audit services and the elimination of asset/liability consulting services. Internal audit and asset/liability management functions are now being performed by the Bank's staff. The increase in data processing was primarily due to increased charges for on-line services and ATM processing related to preparing computer systems for the change to calendar year 2000.

         FEDERAL INCOME TAXES. The provision for federal income taxes totaled $334,000 for the fiscal year ended June 30, 2000, a decrease of $16,000, or 4.6%, compared to fiscal 1999. This decrease resulted primarily from the decrease in net earnings before taxes of $42,000, or 3.5%. The effective tax rates were 28.4% and 28.8% for the fiscal years ended June 30, 2000 and 1999, respectively.


COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

         GENERAL. Net earnings amounted to $866,000 for the fiscal year ended June 30, 1999, a decrease of $51,000, or 5.6%, compared to the $917,000 of net earnings reported in fiscal 1998. The decrease in fiscal 1999 net earnings was due to a $56,000 decrease in net interest income, a $7,000 decrease in other income, and a $24,000 increase in general, administrative and other expense, which were partially offset by a $36,000 decrease in the provision for federal income taxes.

         NET INTEREST INCOME. Interest income totaled $5.7 million for the fiscal year ended June 30, 1999, a decrease of $564,000, or 9.1%, from the $6.2 million of interest income reported in fiscal 1998. The decrease resulted primarily from a $6.7 million, or 8.0%, decrease in the weighted-average balance of interest earning assets outstanding, and, to a lesser extent, from a nine basis point decrease in the average yield, from 7.50% during fiscal 1998 to 7.41% during fiscal 1999. Interest income on loans decreased by $158,000, or 3.9%, due to a $1.6 million, or 3.2%, decrease in the weighted-average balances of loans outstanding coupled with a six basis point decrease in yield, from 8.19% during fiscal 1998 to 8.13% during fiscal 1999. Interest income on mortgage-backed securities decreased by $216,000, or 16.5%, due to a $2.6 million, or 13.5%, decrease in the weighted-average balance outstanding and due to a 24 basis point decrease in average yield, from 6.73% during fiscal 1998 to 6.49% during fiscal 1999. Interest income on investment securities and interest-bearing deposits decreased by $190,000, or 22.5%, due to a $2.5 million, or 17.8%, decrease in the weighted-average balance outstanding and due to a 34 basis point decrease in average yield, from 6.09% during fiscal 1998 to 5.75% during fiscal 1999.

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

         First Federal's capital ratios are substantially in excess of current regulatory capital requirements. At June 30, 2000, the Bank's tangible and core capital amounted to 17.0% of adjusted total assets, or 15.5% and 13.0%, respectively, in excess of the Bank's current 1.5% tangible and 4.0% core capital requirements. Additionally, the Bank's risk-based capital ratio was 30.1% at June 30, 2000, or 22.1% in excess of the Bank's 8.0% risk-based capital requirement.

         First Federal's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. In addition, as a member of the FHLB of Cincinnati, the Bank is eligible to borrow funds from the FHLB of Cincinnati in the form of advances. First Federal is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 4% of deposits and borrowings. First Federal's daily average liquidity ratio for the month of June 2000 was 11.3%. Management seeks to maintain a liquidity ratio at or near the regulatory minimum as a means of improving the return on the investment of the Bank's assets.

         The Bank's regulatory liquid assets consist of cash and cash equivalents and certain of the Bank's investment and mortgage-backed securities, with original maturities of less than five years. The level of liquid assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 2000 the Bank's regulatory liquidity totaled approximately $6.0 million.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         Derivatives and Hedging Activities. In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financing Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale category or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133, effective July 1, 2000, as required, without a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants.....................44
Consolidated Statements of Financial Condition.........................45
Consolidated Statements of Earnings....................................46
Consolidated Statements of Comprehensive Income........................47
Consolidated Statements of Shareholders' Equity........................48
Consolidated Statements of Cash Flows..................................49
Notes to Consolidated Financial Statements.............................51

                       [LETTERHEAD OF GRANT THORNTON LLP]


               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
Kentucky First Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Kentucky First Bancorp, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for the years ended June 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky First Bancorp, Inc. as of June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended June 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.



/S/ Grant Thornton LLP


Cincinnati, Ohio
August 28, 2000

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    June 30,
                        (In thousands, except share data)

         ASSETS                                                                                2000                1999
Cash and due from banks                                                                    $    378            $    635
Interest-bearing deposits in other financial institutions                                     1,223                 809
                                                                                            -------             -------
         Cash and cash equivalents                                                            1,601               1,444

Investment securities available for sale - at market                                          6,783               7,297
Investment securities held to maturity - at amortized cost, approximate
  market value of $2,223 and $1,545 as of June 30, 2000 and 1999                              2,235               1,531
Mortgage-backed securities available for sale - at market                                     6,548               6,579
Mortgage-backed securities held to maturity - at amortized cost, approximate
  market value of $7,823 and $9,613 as of June 30, 2000 and 1999                              8,075               9,780
Loans receivable - net                                                                       44,920              47,801
Office premises and equipment - at depreciated cost                                           1,203               1,271
Federal Home Loan Bank stock - at cost                                                        1,301               1,212
Accrued interest receivable                                                                     424                 409
Prepaid expenses and other assets                                                               520                 479
Prepaid federal income taxes                                                                     86                 181
Deferred federal income taxes                                                                   165                 160
                                                                                            -------             -------

         Total assets                                                                       $73,861             $78,144
                                                                                             ======              ======


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $53,284             $56,628
Advances from the Federal Home Loan Bank                                                      6,827               7,003
Accrued interest payable                                                                        147                  91
Other liabilities                                                                               620                 590
                                                                                            -------             -------
         Total liabilities                                                                   60,878              64,312

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                                             -                   -
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                                      14                  14
  Additional paid-in capital                                                                  9,320               9,300
  Retained earnings - restricted                                                              8,754               8,447
  Less shares acquired by stock benefit plans                                                  (798)             (1,024)
  Less 333,933 and 214,658 shares of treasury stock - at cost                                (4,039)             (2,791)
  Accumulated comprehensive loss, unrealized losses on securities
    designated as available for sale, net of related tax effects                               (268)               (114)
                                                                                            -------             --------
         Total shareholders' equity                                                          12,983              13,832
                                                                                             ------              ------

         Total liabilities and shareholders' equity                                         $73,861             $78,144
                                                                                             ======              ======



The accompanying notes are an integral part of these statements.

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                           For the year ended June 30,
                        (In thousands, except share data)


                                                                                2000             1999              1998
Interest income
  Loans                                                                       $3,728           $3,914            $4,072
  Mortgage-backed securities                                                     990            1,096             1,312
  Investment securities                                                          521              529               746
  Interest-bearing deposits and other                                            125              126                99
                                                                              ------           ------           -------
         Total interest income                                                 5,364            5,665             6,229

Interest expense
  Deposits                                                                     2,241            2,418             2,467
  Borrowings                                                                     392              390               849
                                                                              ------           ------            ------
         Total interest expense                                                2,633            2,808             3,316
                                                                               -----            -----             -----

         Net interest income                                                   2,731            2,857             2,913

Provision for losses on loans                                                     39               30                30
                                                                              ------           ------            ------

         Net interest income after provision
           for losses on loans                                                 2,692            2,827             2,883

Other income
  Gain on investment securities transactions                                     -                  5                16
  Service charges on deposit accounts                                            168              133               130
  Other operating                                                                 51               49                48
                                                                              ------           ------            ------
         Total other income                                                      219              187               194

General, administrative and other expense
  Employee compensation and benefits                                           1,010            1,029             1,059
  Occupancy and equipment                                                        169              188               150
  Federal deposit insurance premiums                                              22               34                34
  Data processing                                                                142              133               126
  Other operating                                                                394              414               405
                                                                              ------           ------            ------
         Total general, administrative and other expense                       1,737            1,798             1,774
                                                                               -----            -----             -----

         Earnings before income taxes                                          1,174            1,216             1,303

Federal income taxes
  Current                                                                        260              361               385
  Deferred                                                                        74              (11)                1
                                                                             -------          -------          --------
         Total federal income taxes                                              334              350               386
                                                                              ------           ------            ------

         NET EARNINGS                                                        $   840          $   866           $   917
                                                                              ======           ======            ======

         EARNINGS PER SHARE
           Basic                                                                $.80             $.77              $.77
                                                                                 ===              ===               ===

           Diluted                                                              $.79             $.75              $.75
                                                                                 ===              ===               ===


The accompanying notes are an integral part of these statements.

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          For the years ended June 30,
                                 (In thousands)

                                                                                         2000         1999         1998

Net earnings                                                                           $  840       $  866       $  917

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of tax of $(79), $(104) and $55
    in 2000, 1999 and 1998, respectively                                                 (154)        (202)         107
  Reclassification adjustment for realized gains
    included in earnings, net of tax of $2 and $5 for the
    years ended June 30, 1999 and 1998                                                    -             (3)         (11)
                                                                                        -----        -----        -----

Comprehensive income                                                                   $  686       $  661       $1,013
                                                                                        =====        =====        =====

Accumulated comprehensive income (loss)                                                $ (268)      $ (114)      $   91
                                                                                        =====        =====        =====




The accompanying notes are an integral part of these statements.

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                For the years ended June 30, 2000, 1999 and 1998
                        (In thousands, except share data)


                                                                                                                     SHARES
                                                                             ADDITIONAL                            ACQUIRED
                                                                 COMMON         PAID-IN         RETAINED           BY STOCK
                                                                  STOCK         CAPITAL         EARNINGS      BENEFIT PLANS
Balance at July 1, 1997                                          $   14          $9,220           $7,825            $(1,509)

Purchase of treasury stock                                           -               -                -                  -
Amortization expense of stock benefit plans                          -               81               -                 260
Net earnings for the year ended June 30, 1998                        -               -               917                 -
Cash dividends of $.50 per share                                     -               -              (598)                -
Issuance of shares under stock option plan                           -              (10)              -                  -
Unrealized gains on securities designated as
  available for sale, net of related tax effects                     -               -                -                  -
                                                                  -----           -----            -----              -----

Balance at June 30, 1998                                             14           9,291            8,144             (1,249)

Purchase of treasury stock                                           -               -                -                  -
Amortization expense of stock benefit plans                          -               34               -                 225
Net earnings for the year ended June 30, 1999                        -               -               866                 -
Cash dividends of $.50 per share                                     -               -              (563)                -
Issuance of shares under stock option plan                           -              (25)              -                  -
Unrealized losses on securities designated as
  available for sale, net of related tax effects                     -               -                -                  -
                                                                  -----           -----            -----              -----

Balance at June 30, 1999                                             14           9,300            8,447             (1,024)

Purchase of treasury stock                                           -               -                -                  -
Amortization expense of stock benefit plans                          -               11               -                 226
Net earnings for the year ended June 30, 2000                        -               -               840                 -
Cash dividends of $.50 per share                                     -               -              (533)                -
Issuance of shares under stock option plan                           -                9               -                  -
Unrealized losses on securities designated as
  available for sale, net of related tax effects                     -               -                -                  -
                                                                  -----           -----            -----              -----

Balance at June 30, 2000                                         $   14          $9,320           $8,754             $ (798)
                                                                  =====           =====            =====              =====
                                                                                     UNREALIZED
                                                                                 GAINS (LOSSES)
                                                                                  ON SECURITIES
                                                                                     DESIGNATED
                                                                   TREASURY        AS AVAILABLE
                                                                      STOCK            FOR SALE        TOTAL
Balance at July 1, 1997                                             $  (818)            $    (5)     $14,727

Purchase of treasury stock                                           (1,124)                 -        (1,124)
Amortization expense of stock benefit plans                              -                   -           341
Net earnings for the year ended June 30, 1998                            -                   -           917
Cash dividends of $.50 per share                                         -                   -          (598)
Issuance of shares under stock option plan                               59                  -            49
Unrealized gains on securities designated as
  available for sale, net of related tax effects                         -                   96           96
                                                                      -----             -------     --------

Balance at June 30, 1998                                             (1,883)                 91       14,408

Purchase of treasury stock                                           (1,050)                 -        (1,050)
Amortization expense of stock benefit plans                              -                   -           259
Net earnings for the year ended June 30, 1999                            -                   -           866
Cash dividends of $.50 per share                                         -                   -          (563)
Issuance of shares under stock option plan                              142                  -           117
Unrealized losses on securities designated as
  available for sale, net of related tax effects                         -                 (205)        (205)
                                                                      -----              -------     --------

Balance at June 30, 1999                                             (2,791)               (114)      13,832

Purchase of treasury stock                                           (1,312)                 -        (1,312)
Amortization expense of stock benefit plans                              -                   -           237
Net earnings for the year ended June 30, 2000                            -                   -           840
Cash dividends of $.50 per share                                         -                   -          (533)
Issuance of shares under stock option plan                               64                  -            73
Unrealized losses on securities designated as
  available for sale, net of related tax effects                         -                 (154)        (154)
                                                                      -----              ------      -------

Balance at June 30, 2000                                            $(4,039)             $ (268)     $12,983
                                                                     ======               =====       ======


The accompanying notes are an integral part of these statements.

                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the year ended June 30,
                                 (In thousands)


                                                                                    2000            1999           1998
Cash flows from operating activities:
  Net earnings for the year                                                     $    840        $    866       $    917
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                (1)            (11)           (14)
    Amortization of deferred loan origination fees                                   (14)            (21)           (36)
    Depreciation and amortization                                                     83             100             67
    Provision for losses on loans                                                     39              30             30
    Amortization of expense related to stock benefit plans                           237             259            341
    Gain on investment securities transactions                                        -               (5)           (16)
    Federal Home Loan Bank stock dividends                                           (89)            (82)           (78)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                    (15)             83             82
      Prepaid expenses and other assets                                              (41)            (19)           (45)
      Accrued interest payable                                                        56             (26)           (31)
      Other liabilities                                                               30              47            (25)
      Federal income taxes
        Current                                                                       95             (37)          (112)
        Deferred                                                                      74             (11)             1
                                                                                --------        --------       --------
         Net cash provided by operating activities                                 1,294           1,173          1,081

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                  1,175           7,173          7,811
  Purchase of investment securities designated as available for sale              (1,485)         (6,369)        (3,580)
  Purchase of mortgage-backed securities designated as available for sale           (978)         (3,975)            -
  Principal repayments on mortgage-backed securities                               2,602           5,352          3,387
  Purchase of loans                                                               (2,908)         (2,601)          (783)
  Loan principal repayments                                                       11,329          15,387         12,756
  Loan disbursements                                                              (5,565)        (11,795)       (11,848)
  Purchase of office premises and equipment                                          (15)            (15)           (26)
                                                                                --------        --------       --------
         Net cash provided by investing activities                                 4,155           3,157          7,717
                                                                                --------        --------       --------

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                   5,449           4,330          8,798
                                                                                --------        --------       --------

                          KENTUCKY FIRST BANCORP, INC.

                           For the year ended June 30,


                                                                                    2000            1999           1998
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                $  5,449        $  4,330       $  8,798

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                             (3,344)             62          1,123
  Proceeds from Federal Home Loan Bank advances                                    4,536           6,900         28,700
  Repayment of Federal Home Loan Bank advances                                    (4,712)        (10,309)       (36,258)
  Proceeds from note payable                                                         550              -              -
  Repayment of note payable                                                         (550)             -              -
  Purchase of treasury stock                                                      (1,312)         (1,050)        (1,124)
  Proceeds from issuance of shares under stock option plan                            73             117             49
  Dividends on common stock                                                         (533)           (563)          (598)
                                                                                 -------         -------        -------
         Net cash used in financing activities                                    (5,292)         (4,843)        (8,108)
                                                                                 -------         -------        -------

Net increase (decrease) in cash and cash equivalents                                 157            (513)           690

Cash and cash equivalents at beginning of year                                     1,444           1,957          1,267
                                                                                 -------         -------        -------

Cash and cash equivalents at end of year                                        $  1,601        $  1,444       $  1,957
                                                                                 =======         =======        =======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                        $    166       $     419      $     466
                                                                                 =======         =======        =======

    Interest on deposits and borrowings                                         $  2,577        $  2,834       $  3,347
                                                                                 =======         =======        =======

 Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                        $   (154)      $    (205)    $       96
                                                                                 =======         =======        =======


The accompanying notes are an integral part of these statements.

                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000, 1999 and 1998


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

    2.  Investment Securities and Mortgage-Backed Securities
        ----------------------------------------------------

    The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that investments in debt and equity securities be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are to be carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities designated as available for sale are carried at fair value with the resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively. At June 30, 2000 and 1999, the Corporation's shareholders' equity reflected a net unrealized loss on securities designated as available for sale totaling $268,000 and $114,000, respectively. Realized gains and losses on sales of securities are recognized using the specific identification method.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

    5.  Allowance for Loan Losses
        -------------------------

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

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    5.  Allowance for Loan Losses (continued)
        -------------------------

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

    The Savings Bank had one loan totaling $363,000 and $352,000 at June 30, 2000 and 1999, respectively, that met the definition for impairment under SFAS No. 114. The allowance for losses specifically related to this account amounted to $200,000 and $150,000 at June 30, 2000 and 1999, respectively.

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

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    9.  Benefit Plans
        --------------

    The Corporation provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21 through the Kentucky First Bancorp, Inc. Employee Stock Ownership Plan ("ESOP"). Expense recognized related to the ESOP totaled approximately $125,000, $147,000 and $158,000 for the fiscal years ended June 30, 2000,
    1999 and 1998, respectively.

    Additionally, the Corporation has the Kentucky First Bancorp, Inc. Management Recognition Plan ("MRP"). The MRP purchased 55,545 shares of the Corporation's common stock in the open market. All of the shares available under the MRP were granted to executive officers, directors and employees of the Savings Bank in fiscal 1996. The MRP provides that common stock awarded under the MRP vests ratably over a five year period. A provision of $133,000, $125,000 and $186,000 related to the MRP was charged to expense for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

    10.  Earnings Per Share
         ------------------

    Basic earnings per share for the years ended June 30, 2000, 1999 and 1998, is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding (which gives effect to 65,935, 80,153 and 92,574 unallocated ESOP shares), totaled 1,055,126, 1,121,745 and 1,188,719 for the years ended June 30, 2000, 1999 and 1998, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,066,541, 1,159,390 and 1,230,251 for the fiscal years ended June 30, 2000,
    1999 and 1998, respectively. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 11,415, 37,645 and 41,532 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

    11.  Investment in Subsidiary
         ------------------------

    The Savings Bank has a wholly-owned subsidiary, Cynthiana Service Corporation, which was incorporated for the sole purpose of owning stock in the Savings Bank's data processor. The subsidiary's assets at June 30, 2000 and 1999 are limited to a $15,000 investment in such stock. As a result, the subsidiary has not been consolidated based on materiality.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


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

    The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2000 and 1999:

                  Cash and cash  equivalents:  The carrying amounts presented in
                  --------------------------
                  the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

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

                  Federal Home Loan Bank stock: The carrying amount presented in
                  ----------------------------
                  the consolidated statements of financial condition is deemed to approximate fair value.

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

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


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

                  Commitments   to   extend    credit:    For   fixed-rate   and
                  -----------------------------------
                  adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at June 30, 2000 and 1999 was not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments at June 30 are as follows:

                                                                            2000                           1999
                                                               CARRYING           FAIR          CARRYING           FAIR
                                                                  VALUE          VALUE             VALUE          VALUE
                                                                                     (In thousands)
    Financial assets
      Cash and cash equivalents                                $  1,601       $  1,601          $  1,444       $  1,444
      Investment securities                                       9,018          9,006             8,828          8,842
      Mortgage-backed securities                                 14,623         14,371            16,359         16,192
      Loans receivable                                           44,920         43,813            47,801         48,045
      Federal Home Loan Bank stock                                1,301          1,301             1,212          1,212
                                                                -------        -------           -------        -------

             Total financial assets                             $71,463        $70,092           $75,664        $75,735
                                                                 ======         ======            ======         ======

    Financial liabilities
      Deposits                                                  $53,284        $53,263           $56,628        $56,851
      Advances from the Federal Home Loan Bank                    6,827          6,713             7,003          6,896
                                                                -------        -------           -------        -------

             Total financial liabilities                        $60,111        $59,976           $63,631        $63,747
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

                          June 30, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    14.  Reclassifications
         -----------------

    Certain prior year amounts have been reclassified to conform to the 2000 consolidated financial statement presentation.


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

    The amortized cost and estimated fair values of investment securities held to maturity at June 30 are summarized as follows:

                                                                    2000                                 1999
                                                                         ESTIMATED                            ESTIMATED
                                                       AMORTIZED              FAIR          AMORTIZED              FAIR
                                                            COST             VALUE               COST             VALUE
                                                                                 (In thousands)

    Municipal obligations                                 $2,235            $2,223             $1,531            $1,545
                                                           =====             =====              =====             =====

    At June 30, 2000, the carrying value of the Corporation's investment securities exceeded the estimated fair value of such securities by $12,000, consisting solely of gross unrealized losses. At June 30, 1999, the estimated fair value of the Corporation's investment securities exceeded the carrying value of such securities by $14,000, consisting solely of gross unrealized gains.

    The amortized cost and estimated fair value of municipal obligations designated as held to maturity at June 30, by contractual term to maturity, are shown below:

                                                                    2000                                 1999
                                                                         ESTIMATED                            ESTIMATED
                                                       AMORTIZED              FAIR          AMORTIZED              FAIR
                                                            COST             VALUE               COST             VALUE
                                                                                 (In thousands)

    Due in three years or less                            $  195            $  199             $  285            $  293
    Due after three years through
      five years                                             619               610                394               398
    Due after five years                                   1,421             1,414                852               854
                                                           -----             -----              -----             -----

                                                          $2,235            $2,223             $1,531            $1,545
                                                           =====             =====              =====             =====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

    The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities designated as available for sale at June 30, 2000 and 1999, are summarized as follows:

                                                                                      JUNE 30, 2000
                                                                                  GROSS            GROSS      ESTIMATED
                                                              AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                                   COST           GAINS           LOSSES          VALUE
                                                                                      (In thousands)
    U.S. Government agency obligations:
      Due in three years or less                                 $2,983          $    3           $  (34)        $2,952
      Due after three years through five years                      500             -                 (1)           499
      Due after five years                                        2,000             -               (146)         1,854

    Municipal obligations:
      Due in three years or less                                    120             -                 (2)           118
      Due after three years through five years                      640             -                (20)           620
      Due after five years                                          809             -                (69)           740
                                                                 ------          ------            -----         ------

                                                                 $7,052          $    3            $(272)        $6,783
                                                                  =====           =====             ====          =====


                                                                                      JUNE 30, 1999
                                                                                  GROSS            GROSS      ESTIMATED
                                                              AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                                   COST           GAINS           LOSSES          VALUE
                                                                                      (In thousands)
    U.S. Government agency obligations:
      Due in three years or less                                 $2,990           $   3           $  (18)        $2,975
      Due after five years                                        2,000             -                (86)         1,914

    Municipal obligations:
      Due after three years through five years                      219               5              -              224
      Due after five years                                        2,226             -                (42)         2,184
                                                                  -----          ------            -----          -----

                                                                 $7,435          $    8            $(146)        $7,297
                                                                  =====           =====             ====          =====


                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 2000 and 1999 (including those designated as available for sale) are summarized as follows:

                                                                                      JUNE 30, 2000
                                                                                   GROSS             GROSS    ESTIMATED
                                                              AMORTIZED       UNREALIZED        UNREALIZED         FAIR
                                                                   COST            GAINS            LOSSES        VALUE
                                                                                      (In thousands)
   HELD TO MATURITY:
      Federal Home Loan Mortgage
        Corporation  participation certificates                $    808         $    -             $   (14)    $    794
      Government National Mortgage
        Association participation certificates                      784                9                (7)         786
      Federal National Mortgage Association
        participation certificates                                6,483              -                (240)       6,243
                                                                -------         --------            ------      -------
         Total mortgage-backed securities held to maturity        8,075                9              (261)       7,823
                                                                -------          -------            ------      -------

   AVAILABLE FOR SALE:
      Federal Home Loan Mortgage
        Corporation participation certificates                    3,065                9               -          3,074
      Federal National Mortgage Association
        participation certificates                                3,620                3              (149)       3,474
                                                                -------          -------            ------      -------
         Total mortgage-backed securities available for sale      6,685               12              (149)       6,548
                                                                -------           ------            ------      -------

             Total mortgage-backed securities                   $14,760          $    21           $  (410)     $14,371
                                                                 ======           ======            ======       ======

                                                                                      JUNE 30, 1999
                                                                                   GROSS             GROSS    ESTIMATED
                                                              AMORTIZED       UNREALIZED        UNREALIZED         FAIR
                                                                   COST            GAINS            LOSSES        VALUE
                                                                                      (In thousands)
   HELD TO MATURITY
      Federal Home Loan Mortgage
        Corporation  participation certificates                $    706          $  -                $ (18)    $    688
      Government National Mortgage
        Association participation certificates                    1,063               26                (4)       1,085
      Federal National Mortgage Association
        participation certificates                                8,011                4              (175)       7,840
                                                                -------            -----             -----        -----
         Total mortgage-backed securities held to maturity        9,780               30              (197)       9,613
                                                                -------             ----             -----        -----

   AVAILABLE FOR SALE:
      Federal Home Loan Mortgage
        Corporation participation certificates                    3,088               86                -         3,174
      Federal National Mortgage Association
        participation certificates                                3,526             -                 (121)       3,405
                                                                -------           ------            -------     -------
         Total mortgage-backed securities available for sale      6,614               86              (121)       6,579
                                                                -------             ----             -----       ------

         Total mortgage-backed securities                       $16,394             $116            $ (318)     $16,192
                                                                 ======              ===             =====       ======


                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

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

                                                                                                       JUNE 30,
                                                                                               2000                1999
                                                                                                     (In thousands)
    Due within three years                                                               $        3            $     51
    Due in three to five years                                                                   15                   3
    Due in five to ten years                                                                  1,133               1,125
    Due in ten to twenty years                                                                8,291               9,929
    Due after twenty years                                                                    5,318               5,286
                                                                                            -------             -------

                                                                                            $14,760             $16,394
                                                                                             ======              ======

    At June 30, 2000 and 1999, investment securities totaling $3.4 million and $2.7 million, respectively, were pledged to secure public deposits.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE C - LOANS RECEIVABLE

    The composition of the loan portfolio at June 30 is as follows:

                                                                                      2000                1999
                                                                                            (In thousands)
    Residential real estate
      One-to-four family                                                           $24,694             $26,279
      Multi-family                                                                   4,740               4,526
      Construction                                                                   1,033               1,020
    Nonresidential real estate and land                                             11,882              12,424
    Consumer and other                                                               3,117               4,292
                                                                                   -------             -------
                                                                                    45,466              48,541
    Less:
      Undisbursed portion of loans in process                                           18                 227
      Deferred loan origination fees                                                    80                  89
      Unearned discount                                                                  5                  10
      Allowance for loan losses                                                        443                 414
                                                                                  --------            --------

                                                                                   $44,920             $47,801
                                                                                    ======              ======

    The Savings Bank's lending efforts have historically focused on one-to-four family and multi-family residential real estate loans, which comprise approximately $30.4 million, or 68%, of the total loan portfolio at June 30, 2000, and $31.6 million, or 66%, of the total loan portfolio at June 30, 1999. Generally, such loans have been underwritten on the basis of no more than an 85% loan-to-value ratio, which has historically provided the Savings Bank with adequate collateral coverage in the event of default. Nevertheless, the Savings Bank, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of central Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Savings Bank's primary lending area are presently stable.

    In the normal course of business, the Savings Bank has made loans to some of its directors, officers and employees. In the opinion of management, such loans are consistent with sound lending practices and are within applicable regulatory lending limitations. The aggregate dollar amount of loans outstanding to directors and executive officers totaled approximately $202,000 and $170,000 at June 30, 2000 and 1999, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE D - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is summarized as follows for the years ended June 30:


                                                                            2000           1999           1998
                                                                                   (In thousands)

    Balance at beginning of year                                            $414           $384           $372
    Provision for losses on loans                                             39             30             30
    Charge-offs, net of recoveries                                           (10)          -               (18)
                                                                           -----        -------           ----

    Balance at end of year                                                  $443           $414           $384
                                                                             ===            ===            ===

    As of June 30, 2000, $243,000 of the Savings Bank's allowance for loan losses was general in nature, and was includible as a component of regulatory risk-based capital, subject to certain percentage limitations. The remaining allowance for loan losses of $200,000 relates specifically to a non-accruing multi-family residential real estate loan.

    Nonperforming and nonaccrual loans totaled approximately $345,000, $268,000 and $141,000 at June 30, 2000, 1999 and 1998, respectively.

    During the years ended June 30, 2000, 1999 and 1998, interest income of approximately $30,000, $6,000 and $3,000, respectively, would have been recognized had such loans been performing in accordance with contractual terms.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at June 30 are comprised of the following:

                                                                                      2000                1999
                                                                                            (In thousands)

    Land                                                                           $   448             $   448
    Office buildings and improvements                                                  949                 982
    Furniture, fixtures and equipment                                                  339                 403
                                                                                    ------              ------
                                                                                     1,736               1,833
      Less accumulated depreciation and
        amortization                                                                   533                 562
                                                                                    ------              ------

                                                                                    $1,203              $1,271
                                                                                     =====               =====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE F - DEPOSITS

Deposits consist of the following major classifications at June 30:

DEPOSIT TYPE AND WEIGHTED-
AVERAGE INTEREST RATE                                                               2000                  1999
                                                                                           (In thousands)
NOW accounts
  2000 - 1.39%                                                                  $ 10,143
  1999 - 1.40%                                                                                         $ 8,909
Passbook
  2000 - 2.25%                                                                     6,077
  1999 - 2.25%                                                                                           6,293
Money market deposit accounts
  2000 - 3.35%                                                                     3,063
  1999 - 3.35%                                                                                           4,580
                                                                                  ------                ------
Total demand, transaction and
  passbook deposits                                                               19,283                19,782

Certificates of deposit
  Original maturities of:
    Less than 12 months
      2000 - 5.63%                                                                 7,874
      1999 - 4.43%                                                                                       6,134
    12 months to 24 months
      2000 - 5.51%                                                                15,717
      1999 - 5.09%                                                                                      19,528
    30 months to 36 months
      2000 - 5.52%                                                                 2,385
      1999 - 5.53%                                                                                       2,867
    More than 36 months
      2000 - 5.77%                                                                 3,620
      1999 - 5.81%                                                                                       4,002
  Individual retirement accounts
      2000 - 5.37%                                                                 4,405
      1999 - 5.26%                                                                                       4,315
                                                                                  ------                ------
Total certificates of deposit                                                     34,001                36,846
                                                                                  ------                ------

Total deposit accounts                                                           $53,284               $56,628
                                                                                  ======                ======

At June 30, 2000 and 1999, the Savings Bank had certificate of deposit accounts with balances in excess of $100,000 totaling $1.9 million and $2.4 million, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE F - DEPOSITS (continued)

    Interest expense on deposits for the year ended June 30 is summarized as follows:

                                                                            2000           1999           1998
                                                                                     (In thousands)

    Passbook                                                             $   136         $  148        $   180
    NOW and money market deposit
      accounts                                                               266            287            302
    Certificates of deposit                                                1,839          1,983          1,985
                                                                           -----          -----          -----

                                                                          $2,241         $2,418         $2,467
                                                                           =====          =====          =====

    Maturities of outstanding certificates of deposit at June 30 are summarized as follows:

                                                                                           2000           1999
                                                                                              (In thousands)

    Less than one year                                                                  $23,785        $27,864
    One to three years                                                                    8,778          6,142
    Over three years                                                                      1,438          2,840
                                                                                        -------        -------

                                                                                        $34,001        $36,846
                                                                                        =======        =======

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at June 30, 2000 by pledges of certain residential mortgage loans totaling $6.6 million, certain securities totaling $4.0 million and the Savings Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                                            MATURING
                                            YEAR ENDING                                        JUNE 30,
    INTEREST RATE                           JUNE 30,                                  2000                1999
                                                                                       (Dollars in thousands)

    6.02%                                   2000                                  $     -              $   500
    5.14% - 6.70%                           2006                                     3,100               3,100
    5.15% - 5.64%                           2009                                     3,000               3,000
    4.00%                                   2025                                       297                 304
    4.00%                                   2026                                        97                  99
    3.00%                                   2030                                       333                  -
                                                                                     -----               ------
                                                                                    $6,827              $7,003
                                                                                     =====               =====

           Weighted-average interest rate                                             5.90%               5.09%
                                                                                      ====                ====


                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE H - FEDERAL INCOME TAXES

    Federal income taxes differ from the amounts computed at the statutory corporate tax rate for the year ended June 30 as follows:

                                                                            2000           1999           1998
                                                                                     (In thousands)
    Federal income taxes computed at
      statutory rate                                                        $399           $413           $443
    Decrease in taxes resulting from:
      Municipal interest income                                              (65)           (63)           (57)
                                                                            ----           ----           ----
    Federal income tax provision per consolidated
      statements of earnings                                                $334           $350           $386
                                                                             ===            ===            ===


    The composition of the Corporation's net deferred tax asset at June 30 is as follows:

                                                                                           2000           1999
                                                                                               (In thousands)
     Taxes (payable) refundable on temporary  differences at estimated corporate tax rate:
       Deferred tax assets:
         Allowance for loan losses                                                        $  82           $145
         Deferred compensation                                                               99             95
         Retirement plans                                                                    97             86
         Unrealized losses on securities designated as
           available for sale                                                               138             59
                                                                                           ----           ----
           Total deferred tax assets                                                        416            385

       Deferred tax liabilities:
         Percentage of earnings bad debt deduction                                           (8)           (12)
         Book/tax depreciation                                                              (30)           (49)
         Federal Home Loan Bank stock dividends                                            (128)           (97)
         Accrual vs. cash basis of accounting                                               (25)           (49)
         Deferred loan origination costs                                                    (60)           (18)
                                                                                           ----           ----
           Total deferred tax liabilities                                                  (251)          (225)
                                                                                            ---            ---

           Net deferred tax asset                                                          $165           $160
                                                                                            ===            ===

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE H - FEDERAL INCOME TAXES (continued)

    The Savings Bank was allowed a special bad debt deduction, generally limited to 8% of otherwise taxable income, and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at June 30, 2000 include approximately $1.6 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $520,000 at June 30, 2000. The Savings Bank is required to recapture as taxable income approximately $70,000 of its tax bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Savings Bank has provided deferred taxes for this amount and began, in fiscal 1998, to amortize the recapture of the bad debt reserve into taxable income over a six year period.


NOTE I - LOAN COMMITMENTS

    The Savings Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Savings Bank's involvement in such financial instruments.

    The Savings Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Savings Bank uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

    At June 30, 2000, the Savings Bank had outstanding commitments of approximately $146,000 to originate loans. In the opinion of management all loan commitments equaled or exceeded prevailing market interest rates as of June 30, 2000, and will be funded from normal cash flow from operations.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


    NOTE J - REGULATORY CAPITAL

    The Savings Bank is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.
    Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4.0% of adjusted total assets, except for those associations with the highest examination rating and acceptable levels of risk. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Savings Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

    During fiscal 2000, the Savings Bank was notified from its regulator that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Savings Bank must maintain minimum capital ratios as set forth in the following tables. As of June 30, 2000 and 1999, management believes that the Savings Bank met all capital adequacy requirements to which it was subject.

                                                                AS OF JUNE 30, 2000
                                                                                                 TO BE "WELL-
                                                                                              CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                        -----------------        -------------------          -------------------
                                         AMOUNT    RATIO           AMOUNT    RATIO             AMOUNT     RATIO
                                                               (Dollars in thousands)

    Tangible capital                    $12,569    17.0%         >$1,111     >1.5%           >$3,705      >  5.0%
                                                                 -           -               -            -
    Core capital                        $12,569    17.0%         >$2,964     >4.0%           >$4,445      >  6.0%
                                                                 -           -               -            -
    Risk-based capital                  $12,812    30.1%         >$3,408     >8.0%           >$4,261      > 10.0%
                                                                 -           -               -            -

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE J - REGULATORY CAPITAL (continued)

                                                                AS OF JUNE 30, 1999
                                                                                                 TO BE "WELL-
                                                                                              CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                        -----------------        -------------------          -------------------
                                         AMOUNT    RATIO           AMOUNT    RATIO             AMOUNT     RATIO
                                                               (Dollars in thousands)

    Tangible capital                    $11,964    15.3%         >$1,172     >1.5%           >$3,907      >  5.0%
                                                                 -           -               -            -
    Core capital                        $11,964    15.3%         >$3,126     >4.0%           >$4,689      >  6.0%
                                                                 -           -               -            -
    Risk-based capital                  $12,229    27.1%         >$3,607     >8.0%           >$4,509      >10.0%
                                                                 -           -               -            -

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


NOTE K - STOCK OPTION PLAN

    In fiscal 1996 the Board of Directors adopted the Kentucky First Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") which provided for the issuance of 173,579 shares (adjusted for the fiscal 1997 return of capital distribution) of authorized, but unissued shares of common stock at fair value at the date of grant. The Corporation immediately granted all options at an adjusted fair value of $9.74 per share. The Plan provides for one-fifth of the shares granted to be exercisable on each of the first five anniversaries of the date of the grant.

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

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE K - STOCK OPTION PLAN (continued)

    The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. The pro-forma disclosures required under SFAS No. 123 are not applicable to the three years in the period ended June 30, 2000, as no stock option grants occurred during the period.

    A summary of the status of the Corporation's stock option plan as of June 30, 2000, 1999 and 1998, and changes during the periods ending on those dates is presented below:

                                                   2000                      1999                        1998
                                                       WEIGHTED-                 WEIGHTED-                    WEIGHTED-
                                                         AVERAGE                   AVERAGE                      AVERAGE
                                                        EXERCISE                  EXERCISE                     EXERCISE
                                             SHARES        PRICE       SHARES        PRICE          SHARES        PRICE

    Outstanding at beginning of year        149,661      $9.7375      168,609      $9.7375         173,579      $9.7375
    Granted                                      -            -            -            -               -            -
    Exercised                                (5,379)      9.7375      (12,005)      9.7375          (4,970)      9.7375
    Forfeited                                    -            -        (6,943)          -               -            -
                                           --------       ------     ---------      ------        --------       ------

    Outstanding at end of year              144,282      $9.7375      149,661      $9.7375         168,609      $9.7375
                                            =======       ======      =======       ======         =======       ======

    Options exercisable at year-end         112,662      $9.7375       86,457      $9.7375          69,654      $9.7375
                                            =======       ======      =======       ======         =======       ======

    The following information applies to options outstanding at June 30, 2000:

    Number outstanding                                                                                          144,282
    Range of exercise prices                                                                                    $9.7375
    Weighted-average exercise price                                                                             $9.7375
    Weighted-average remaining contractual life                                                               5.4 years


                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE L - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST BANCORP, INC.

    The  following  condensed  financial   statements  summarize  the  financial
    position of Kentucky First Bancorp, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended June 30, 2000, 1999 and 1998.
                          KENTUCKY FIRST BANCORP, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                                    June 30,
                                 (In thousands)

         ASSETS                                                                              2000                  1999

    Deposits in First Federal Savings Bank                                              $       1             $     139
    Interest-bearing deposits in other financial institutions                                   1                    46
    Loan receivable from ESOP                                                                 648                   741
    Investment in First Federal Savings Bank                                               12,301                11,851
    Prepaid expenses and other assets                                                           3                 1,005
    Prepaid federal income taxes                                                               35                    57
                                                                                         --------              --------

         Total assets                                                                     $12,989               $13,839
                                                                                           ======                ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities
      Accounts payable and other liabilities                                            $       6             $       7

    Shareholders' equity
      Common stock and additional paid-in capital                                           9,334                 9,314
      Retained earnings                                                                     8,754                 8,447
      Less treasury stock                                                                  (4,039)               (2,791)
      Less shares acquired by stock benefit plans                                            (798)               (1,024)
      Unrealized losses on securities designated as available for sale,
        net of related tax effects                                                           (268)                 (114)
                                                                                          -------               --------
          Total shareholders' equity                                                       12,983                13,832
                                                                                           ------                ------

          Total liabilities and shareholders' equity                                      $12,989               $13,839
                                                                                           ======                ======

                          KENTUCKY FIRST BANCORP, INC.
                             STATEMENTS OF EARNINGS
                              Years ended June 30,
                                 (In thousands)

                                                                                    2000            1999           1998
    Revenue
      Interest income                                                            $    39         $    50        $    55
      Equity in earnings of First Federal Savings Bank                               868             877            964
                                                                                  ------          ------         ------
          Total revenue                                                              907             927          1,019

    General, administrative and other expense                                         81              67            126
                                                                                 -------          ------          -----

    Earnings before income tax credits                                               826             860            893

    Federal income tax credits                                                       (14)             (6)           (24)
                                                                                  ------         -------         ------

          NET EARNINGS                                                            $  840          $  866         $  917
                                                                                   =====           =====          =====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2000, 1999 and 1998


NOTE L - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST BANCORP, INC. (continued)

                          KENTUCKY FIRST BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                               Year ended June 30,
                                 (In thousands)

                                                                                    2000            1999           1998
    Cash provided by (used in) operating activities:
      Net earnings for the year                                                  $   840         $   866        $   917
      Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities
        Distributions from consolidated subsidiary in excess of earnings             633             123            996
        Increase (decrease) in cash due to changes in:
          Prepaid expenses and other assets                                            2             125           (617)
          Prepaid federal income taxes                                                22              (6)           (20)
          Accounts payable and other liabilities                                      (1)              6            (24)
                                                                                 --------       --------        --------
          Net cash provided by operating activities                                1,496           1,114          1,252

    Cash flows provided by investing activities:
      Proceeds from repayment of loan                                                 93              92             93
      Proceeds from maturities of investment securities                               -               -             501
                                                                                  ------          ------         ------
          Net cash provided by investing activities                                   93              92            594

    Cash flows provided by (used in) financing activities:
      Proceeds from note payable                                                     550              -              -
      Repayment of note payable                                                     (550)             -              -
      Payment of dividends on common stock                                          (533)           (563)          (598)
      Proceeds from exercise of stock options                                         73             117             93
      Purchase of treasury stock                                                  (1,312)         (1,050)        (1,124)
                                                                                  ------          ------         ------
          Net cash used in financing activities                                   (1,772)         (1,496)        (1,629)
                                                                                  ------          ------         ------

    Net increase (decrease) in cash and cash equivalents                            (183)           (290)           217

    Cash and cash equivalents at beginning of year                                   185             475            258
                                                                                  ------          ------         ------

    Cash and cash equivalents at end of year                                    $      2         $   185        $   475
                                                                                 =======          ======         ======

    The Savings Bank is subject to regulations imposed by the Office of Thrift Supervision ("OTS") regarding the amount of capital distributions payable by the Savings Bank to the Corporation. Generally, the Savings Bank's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. During the year ended June 30, 2000, the Savings Bank received OTS approval to make $5.0 million in capital distributions, and, at June 30, 2000, $4.5 million of this amount remained as available for future capital distributions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        --------------------------------------------------------------

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS   AND   CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         --------------------------------------------------------------

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


ITEM  11.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
           MANAGEMENT
           ----------------------------------------------------------

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

                                     PART IV

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------------------------------------------------

         (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
              ----------------------------------------------

         (1)   Financial    Statements.    The   following    financial
statements are incorporated by reference from Item 7:

                  Independent Auditors' Report
                  Consolidated  Statements of Financial Condition as of June 30,
                    2000 and 1999
                  Consolidated  Statements of Earnings for Each of the
                    Years in the Three-Year Period Ended June 30, 2000
                  Consolidated Statements of Comprehensive Income for
                    Each of the Years in the Three-Year Period Ended
                    June 30, 2000
                  Consolidated  Statements of Shareholders'  Equity for
                    Each of the Years in the Three-Year Period
                    Ended June 30, 2000
                  Consolidated  Statements  of Cash  Flows  for Each of
                    the Years in the Three-Year Period Ended
                    June 30, 2000
                  Notes to Consolidated Financial Statements

         (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

                                                                       Page in
                                                                    Sequentially
  No.     Description                                              Numbered Copy

 3.1     Certificate of  Incorporation of Kentucky First
            Bancorp, Inc.                                               *
 3.2     Bylaws of Kentucky First Bancorp, Inc.                         **
 4       Form of Common Stock Certificate of Kentucky First
            Bancorp, Inc.                                               *
10.1     First Federal Savings Bank Incentive Compensation Plan         *+
10.2     Kentucky First Bancorp,  Inc. Stock Option and Incentive Plan  *+
10.3     Kentucky First Bancorp, Inc. Management Recognition Plan       *+
10.4     Deferred Compensation Agreements, as amended                   *+
10.5     First Federal Savings Bank Retirement Plan for Non-Employee
            Directors                                                   *+
10.6     Supplemental Executive Retirement Agreement between First
            Federal Savings Bank and Betty J. Long                      *+
10.7     Employment Agreements between First Federal Savings Bank
            and Betty J. Long and Kevin R. Tolle                        *+
10.8     Employment  Agreements  between  Kentucky First Bancorp,
            Inc. and Betty J. Long and Kevin R. Tolle                   *
21       Subsidiaries of the Registrant
23       Consent of Grant Thornton LLP
27       Financial Data Schedule (EDGAR only)

_____________
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-91134).
(**) Incorporated  herein by reference  from the Company's  Quarterly  Report on
     Form 10-QSB for the quarter ended March 31, 1999.
(+)  Management contract or compensatory plan or arrangement.

         (B)  REPORTS ON FORM 8-K.  There  were no  Current  Reports on Form 8-K
              -------------------
filed by the Company during the fourth quarter of fiscal year 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      KENTUCKY FIRST BANCORP, INC.

September 27, 2000                    By:  /s/ Betty J. Long
                                           ------------------------------------
                                           Betty J. Long
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Betty J. Long                                  September 27, 2000
------------------------------------------
September 27, 2000
Betty J. Long
President and Chief Executive Officer
(Director and Principal Executive Officer)

/s/ William D. Morris                              September 27, 2000
------------------------------------------
September 27, 2000
William D. Morris
Chairman of the Board
(Director)

/s/ Luther O. Beckett                              September 27, 2000
------------------------------------------
September 27, 2000
Luther O. Beckett
Vice Chairman of the Board
(Director)

/s/ Milton G. Rees                                 September 27, 2000
------------------------------------------
September 27, 2000
Milton G. Rees
(Director)

/s/ Diane Ritchie                                  September 27, 2000
------------------------------------------
September 27, 2000
Diane Ritchie
(Director)

/s/ John Swinford                                  September 27, 2000
------------------------------------------
September 27, 2000
John Swinford
(Director)

/s/ Wilbur H. Wilson                               September 27, 2000
------------------------------------------
Wilbur H. Wilson
(Director)

/s/ Russell M. Brooks                              September 27, 2000
------------------------------------------
September 27, 2000
Russell M. Brooks
Executive Vice President
(Director and Principal Accounting and
  Financial Officer)