Form 10QSB
period 2000-09-30
KENTUCKY FIRST BANCORP INC
filed 2000-11-14
CIK 943891

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2000
                               -----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 1-13904

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               61-1281483
--------------------------------                          -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

306 N. Main Street
Cynthiana, Kentucky                                                41031
-----------------------------                                  --------------
(Address of principal                                            (Zip Code)
executive office)

Issuer's telephone number, including area code: (859) 234-1440
                                                --------------

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

As of November 8, 2000, the latest  practicable  date,  1,009,777  shares of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):

Yes                                      No   X
    ------                                  -----








                               Page 1 of 15 pages

                                      INDEX

                                                                            Page
                                                                            ----
PART I

  ITEM I    -   FINANCIAL STATEMENTS

                Consolidated Statements of Financial Condition                3

                Consolidated Statements of Earnings                           4

                Consolidated Statements of Comprehensive Income               5

                Consolidated Statements of Cash Flows                         6

                Notes to Consolidated Financial Statements                    8

  ITEM II       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION                                          10


PART II     -   OTHER INFORMATION                                             14


SIGNATURES                                                                    15

ITEM I  FINANCIAL STATEMENTS


                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      SEPTEMBER 30,            JUNE 30,
         ASSETS                                                                                2000                2000

Cash and due from banks                                                                    $    409            $    378
Interest-bearing deposits in other financial institutions                                       863               1,223
                                                                                            -------              ------
         Cash and cash equivalents                                                            1,272               1,601

Investment securities available for sale - at market                                          8,990               6,783
Investment securities held to maturity - at amortized cost,
  approximate market value of $2,223 as of June 30, 2000                                         --               2,235
Mortgage-backed securities available for sale - at market                                    14,092               6,548
Mortgage-backed securities held to maturity - at amortized cost,
  approximate market value of $7,823 as of June 30, 2000                                         --               8,075
Loans receivable - net                                                                       44,199              44,920
Office premises and equipment - at depreciated cost                                           1,183               1,203
Federal Home Loan Bank stock - at cost                                                        1,326               1,301
Accrued interest receivable                                                                     516                 424
Prepaid expenses and other assets                                                                88                 520
Prepaid federal income taxes                                                                     --                  86
Deferred federal income tax assets                                                              172                 165
                                                                                             ------              ------

         Total assets                                                                       $71,838             $73,861
                                                                                             ======              ======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $51,648             $53,284
Borrowed funds                                                                                6,923               6,827
Accrued interest payable                                                                        139                 147
Other liabilities                                                                               302                 620
Accrued federal income taxes                                                                     62                  --
                                                                                             ------           ---------
         Total liabilities                                                                   59,074              60,878

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                                             --                  --
  Common stock, authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                                      14                  14
  Additional paid-in capital                                                                  9,274               9,320
  Retained earnings - restricted                                                              8,821               8,754
  Less shares acquired by stock benefit plans                                                  (798)               (798)
  Less 358,448 and 333,933 shares of treasury stock - at cost                                (4,289)             (4,039)
  Accumulated comprehensive loss, unrealized losses on securities
    designated as available for sale, net of related tax effects                               (258)               (268)
                                                                                             ------              ------
         Total shareholders' equity                                                          12,764              12,983
                                                                                             ------              ------

         Total liabilities and shareholders' equity                                         $71,838             $73,861
                                                                                             ======              ======

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            2000        1999
Interest income
  Loans                                                    $   906    $   956
  Mortgage-backed securities                                   252        258
  Investment securities                                        134        125
  Interest-bearing deposits and other                           31         29
                                                           -------    -------
         Total interest income                               1,323      1,368

Interest expense
  Deposits                                                     566        569
  Borrowings                                                   106         89
                                                           -------    -------
         Total interest expense                                672        658
                                                           -------    -------

         Net interest income                                   651        710

Provision for losses on loans                                   12          9
                                                           -------    -------

         Net interest income after provision
           for losses on loans                                 639        701

Other income
  Gain on investment securities transactions                     3         --
  Service charges                                               44         40
  Other operating                                               13         12
                                                           -------    -------
         Total other income                                     60         52

General, administrative and other expense
  Employee compensation and benefits                           251        245
  Occupancy and equipment                                       41         41
  Federal deposit insurance premiums                             3          8
  Data processing                                               34         37
  Other operating                                               94         97
                                                           -------    -------
         Total general, administrative and other expense       423        428
                                                           -------    -------

         Earnings before income taxes                          276        325

Federal income taxes
  Current                                                       90         97
  Deferred                                                     (12)        (3)
                                                           -------    -------
         Total federal income taxes                             78         94
                                                           -------    -------

         NET EARNINGS                                      $   198    $   231
                                                           =======    =======

         EARNINGS PER SHARE
           Basic                                           $   .20    $   .21
                                                           =======    =======

           Diluted                                         $   .20    $   .21
                                                           =======    =======


                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                      2000       1999
Net earnings                                                         $ 198      $ 231
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the
    period, net of tax of $95 and $(10) for the respective periods     185        (19)
  Reclassification adjustment for realized gains included
    in earnings, net of tax of $1 in 2000                               (2)        --
                                                                     -----      -----

Comprehensive income                                                 $ 381      $ 212
                                                                     =====      =====


Accumulated comprehensive loss                                       $(258)     $(133)
                                                                     =====      =====

                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                       2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                       $   198           $   231
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                   (3)               (2)
    Depreciation and amortization                                                        21                21
    Amortization of deferred loan origination fees                                       (3)               (6)
    Provision for losses on loans                                                        12                 9
    Gain on investment securities transactions                                           (3)               --
    Federal Home Loan Bank stock dividends                                              (25)              (22)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                       (92)              (79)
      Prepaid expenses and other assets                                                 432                (9)
      Accrued interest payable                                                           (8)               (6)
      Other liabilities                                                                (318)              106
      Federal income taxes
        Current                                                                         101                97
        Deferred                                                                        (12)               (3)
                                                                                    -------            ------
         Net cash provided by operating activities                                      300               337

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                       116                47
  Principal repayments on mortgage-backed securities                                    465               867
  Purchase of loans                                                                    (583)             (444)
  Loan principal repayments                                                           2,733             3,376
  Loan disbursements                                                                 (1,438)           (2,331)
  Purchase of office premises and equipment                                              (1)               (7)
                                                                                    -------            ------
         Net cash provided by investing activities                                    1,292             1,508

Cash flows provided by (used in) financing activities:
  Net decrease in deposits                                                           (1,636)           (1,404)
  Proceeds from borrowed funds                                                        1,100             1,632
  Repayment of borrowed funds                                                        (1,004)           (1,602)
  Purchase of treasury stock                                                           (250)             (310)
  Dividends on common stock                                                            (131)             (138)
                                                                                    -------            ------
         Net cash used in financing activities                                       (1,921)           (1,822)
                                                                                    -------            ------

Net increase (decrease) in cash and cash equivalents                                   (329)               23

Cash and cash equivalents at beginning of period                                      1,601             1,444
                                                                                    -------            ------

Cash and cash equivalents at end of period                                         $  1,272           $ 1,467
                                                                                    =======            ======

                          KENTUCKY FIRST BANCORP, INC.

                    For the three months ended September 30,
                                 (In thousands)

                                                                                               2000              1999

Supplemental  disclosure of cash flow  information:
  Cash paid (refunded) during the period for:
    Federal income taxes                                                                    $     (11)        $      --
                                                                                             ========          ========

    Interest on deposits and borrowings                                                     $     680         $     664
                                                                                             ========          ========

Supplemental disclosure of noncash investing activities:
  Transfer of investment and mortgage-backed securities from
    held to maturity to available for sale classification                                   $  10,310         $      --
                                                                                             ========          ========

  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                          $     185         $     (19)
                                                                                             ========          ========


                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2000 and 1999


    1.   Basis of Presentation
         ---------------------

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation
         ---------------------------

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share
         ------------------

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 56,229 unallocated ESOP shares, totaled 984,060 for the three month period ended September 30, 2000. Weighted-average common shares deemed outstanding, which gives effect to 65,935 unallocated ESOP shares, totaled 1,101,885 for the three month period ended September 30, 1999.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 991,183 for the three month period ended September 30, 2000 and totaled 1,126,790 for the three month period ended September 30, 1999, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 7,123 and 24,905 for the three month periods ended September 30, 2000 and 1999, respectively.

                          KENTUCKY FIRST BANCORP, INC.

             For the three months ended September 30, 2000 and 1999


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

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133, effective July 1, 2000, as required. Upon adoption, management elected to transfer all held to maturity securities to the available for sale classification. The adoption of SFAS No. 133 had no other material impact on the Corporation's financial statements.

    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of recent accounting pronouncements.


Discussion of Financial Condition Changes from June 30, 2000 to September 30,
-----------------------------------------------------------------------------
2000
----

At September 30, 2000, the Corporation's consolidated total assets amounted to $71.8 million, a decrease of $2.0 million, or 2.7%, from the total at June 30, 2000. The decrease in assets resulted primarily from a decrease of $1.6 million in deposits, a decrease in other liabilities of $264,000 and a decline in shareholders' equity of $219,000.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $357,000, or 3.4%, over the three month period, to a total of $10.3 million at September 30, 2000. Mortgage-backed securities totaled $14.1 million at September 30, 2000, a decrease of $531,000, or 3.6%, from June 30, 2000 levels. The decrease in mortgage-backed securities resulted primarily from principal repayments.

Loans receivable decreased by $721,000, or 1.6%, during the three month period, to a total of $44.2 million at September 30, 2000. Loan disbursements and loan purchases amounted to $2.0 million and were offset by principal repayments of $2.7 million. The allowance for loan losses totaled $455,000 at September 30, 2000, compared to $443,000 at June 30, 2000. Nonperforming loans totaled $318,000 at September 30, 2000, compared to $345,000 at June 30, 2000. The allowance for loan losses represented 143.1% of nonperforming loans as of September 30, 2000 and 128.4% at June 30, 2000. Although management believes that its allowance for loan losses at September 30, 2000 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $51.6 million at September 30, 2000, a decrease of $1.6 million, or 3.1%, from June 30, 2000 levels. The decrease in deposits was due to a $2.5 million decrease in checking and savings accounts offset by an $862,000 increase in certificates of deposit. Borrowed funds totaled $6.9 million at September 30, 2000, an increase of $96,000, or 1.4%, from the total at June 30, 2000.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Discussion  of Financial  Condition  Changes from June 30, 2000 to September 30,
--------------------------------------------------------------------------------
2000 (continued)
----

The Corporation's shareholders' equity amounted to $12.8 million at September 30, 2000, a decrease of $219,000, or 1.7%, from June 30, 2000 levels. The decrease resulted primarily from purchases of treasury stock totaling $250,000 and dividends paid on common stock totaling $131,000, which were partially offset by net earnings during the three months ended September 30, 2000 of $198,000.

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

At September 30, 2000, the Savings Bank's tangible and core capital totaled $12.2 million, or 17.0%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.1 million and $2.9 million by $11.1 million and $9.3 million, respectively. The Savings Bank's risk-based capital of $12.5 million, or 30.1% of risk-weighted assets, exceeded the current 8% of risk-weighted assets requirement by $9.2 million.


Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
2000 and 1999
-------------

General
-------

Net earnings amounted to $198,000 for the three months ended September 30, 2000, a decrease of $33,000, or 14.3%, from the $231,000 of net earnings reported for the three months ended September 30, 1999. The decrease in net earnings was due to a $59,000 decrease in net interest income and a $3,000 increase in the provision for losses on loans, which were partially offset by an $8,000 increase in other income, a $5,000 decrease in general administrative and other expense and a $16,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income was $651,000 for the three months ended September 30, 2000, which represents a decrease of $59,000, or 8.3%, compared to the three months ended September 30, 1999. Total interest income decreased by $45,000, or 3.3%, due to a $4.5 million, or 6.0%, decrease in the weighted-average balance of interest-earning assets outstanding year to year, offset by an increase in the average yield on interest-earning assets, from 7.27% to 7.48%. Interest income on loans decreased by $50,000, or 5.2%, due to a $3.2 million, or 6.7%, decrease in the weighted-average balance of loans outstanding year to year, offset by an increase in the average yield on loans, from 7.93% to 8.05%

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2000 and 1999 (continued)
-------------------------

Net Interest Income (continued)
-------------------------------

Interest income on mortgage-backed securities decreased by $6,000, or 2.3%, due to a $1.5 million, or 9.2%, decrease in the weighted-average balance outstanding year to year, offset by an increase in the average yield on mortgage-backed securities, from 6.42% to 6.88%. Interest income on investment securities and interest-bearing deposits increased by $11,000, or 7.1%, due to a $165,000, or 1.5%, increase in the weighted-average balance outstanding year to year and due to an increase in the yield, from 5.65% to 5.97%.

Total interest expense increased by $14,000, or 2.1%, due to an increase in the average cost of funds, from 4.17% to 4.56% offset by a $4.2 million, or 6.6%, decrease in the weighted average balance of interest-bearing liabilities year to year. Interest expense on deposits decreased by $3,000, or 0.5%, due to a $4.4 million, or 7.8%, decrease in the weighted-average balance of deposits outstanding year to year, offset by an increase in the average cost of deposits, from 4.05% to 4.36%. Interest expense on borrowings increased by $17,000, or 19.1%, due to a $215,000, or 3.1%, increase in the weighted-average balance of borrowed funds outstanding year to year and due to an increase in the average cost of borrowed funds, from 5.19% to 6.01%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $59,000, or 8.3%, to a total of $651,000 for the three months ended September 30, 2000, compared to a total of $710,000 for the three months ended September 30, 1999. The interest rate spread amounted to approximately 2.93% and 3.10% during the three month periods ended September 30, 2000 and 1999, respectively, while the net interest margin amounted to approximately 3.68% and 3.78% during the three month periods ended September 30, 2000 and 1999, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $12,000 and a $9,000 provision for losses on loans during the three month periods ended September 30, 2000 and 1999, respectively. The increase in the provision in the current year is reflective of management's concern about a moderate increase in the level of the Bank's nonperforming loans. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                          KENTUCKY FIRST BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2000 and 1999 (continued)
-------------------------

Other Income
------------

Other income increased by $8,000, or 15.4%, for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, primarily due to a $4,000, or 10.0%, increase in service charges on deposit accounts and due to $3,000 gain on investment securities transactions during the current period compared to the absence of any gain or loss on such transactions during the previous period. The increase in service charges on deposit accounts was due to an increase in the monthly service charge fee schedule on checking accounts.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $5,000, or 1.2%, during the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The decrease in general, administrative and other expense resulted from a $5,000, or 62.5%, decrease in federal deposit insurance premiums, a $3,000, or 8.1%, decrease in data processing expense and a $3,000, or 3.1%, decrease in other operating expense, which were offset by a $6,000, or 2.4%, increase in employee compensation and benefits

The decrease in federal deposit insurance premiums was primarily due to a decrease in the rate assessed by the Federal Deposit Insurance Corporation, effective January 1, 2000. The decrease in data processing expense was related to a reduction in utilization of outside on-line services. The increase in employee compensation and benefits was due primarily to less direct costs of loan department personnel being deferred related to the lower loan origination volume during the current period.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $16,000, or 17.0%, for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The decrease resulted primarily from the decrease in net earnings before taxes of $49,000, or 15.1%. The effective tax rates were 28.3% and 28.9% for the three month periods ended September 30, 2000 and 1999, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

The Bank is party to a lawsuit  captioned  Family  Bank,  FSB and First  Federal
                                           -------------------------------------
Savings  Bank v.  Oscar  S.  Blankenship  a/k/a  O. Sam  Blankenship  and  Jenny
--------------------------------------------------------------------------------
Blankenship filed in the Johnson Circuit Court, Division No. II, Commonwealth of
----------
Kentucky. The lawsuit is a collection action seeking recovery of three loans of which the Bank has an interest in two. The suit also asks for the court to sell the property securing the loans with the proceeds to be used to repay all amounts owed. The defendants filed an answer on February 3, 2000 making various counterclaims alleging breach of contract, breach of fiduciary duty and unspecified violations of the federal banking laws. The defendants are seeking money damages (including punitive damages) of an unspecified amount. Certain of the counterclaims relate only to the one loan in which the Bank does not have any interest. While the Bank does not believe there is any merit in the counterclaims, it is having the answer evaluated by counsel.


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

         None


ITEM 5.  Other Information
         -----------------

         None


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reports on Form 8-K:  None.

         Exhibit 27: Financial Data Schedule for the three months ended September 30, 2000.

                          KENTUCKY FIRST BANCORP, INC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 13, 2000               By:  /s/Betty J. Long
       -----------------                    ------------------------------------
                                            Betty J. Long
                                            President and Chief
                                            Executive Officer



Date:  November 13, 2000               By: /s/ Russell M. Brooks
       -----------------                   -------------------------------------
                                           Russell M. Brooks
                                           Executive Vice President and
                                           Financial Officer