Form 10QSB
period 2000-12-31
KENTUCKY FIRST BANCORP INC
filed 2001-02-14
CIK 943891

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2000
                               ------------------------------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 1-13904

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                         61-1281483
--------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

306 N. Main Street
Cynthiana, Kentucky                                            41031
-----------------------------                             --------------
(Address of principal                                        (Zip Code)
executive office)

Issuer's telephone number, including area code: (859)  234-1440
                                                      ---------

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

As of February  8, 2001,  the latest  practicable  date,  943,219  shares of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):

Yes                                        No   X
    ------                                   -----








                               Page 1 of 17 pages

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

ITEM I  FINANCIAL STATEMENTS


                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       DECEMBER 31,            JUNE 30,
         ASSETS                                                                                2000                2000

Cash and due from banks                                                                     $   528             $   378
Interest-bearing deposits in other financial institutions                                       168               1,223
                                                                                             ------              ------
         Cash and cash equivalents                                                              696               1,601

Investment securities available for sale - at market                                          9,155               6,783
Investment securities held to maturity - at amortized cost,
  approximate market value of $2,223 as of June 30, 2000                                       -                  2,235
Mortgage-backed securities available for sale - at market                                    13,935               6,548
Mortgage-backed securities held to maturity - at amortized cost,
  approximate market value of $7,823 as of June 30, 2000                                       -                  8,075
Loans receivable - net                                                                       45,788              44,920
Office premises and equipment - at depreciated cost                                           1,163               1,203
Federal Home Loan Bank stock - at cost                                                        1,350               1,301
Accrued interest receivable                                                                     438                 424
Prepaid expenses and other assets                                                                83                 520
Prepaid federal income taxes                                                                     36                  86
Deferred federal income tax assets                                                               49                 165
                                                                                             ------              ------

         Total assets                                                                       $72,693             $73,861
                                                                                             ======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $51,275             $53,284
Advances from the Federal Home Loan Bank                                                      8,819               6,827
Accrued interest payable                                                                        106                 147
Other liabilities                                                                               310                 620
                                                                                             ------              ------
         Total liabilities                                                                   60,510              60,878

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                                           -                   -
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                                      14                  14
  Additional paid-in capital                                                                  9,274               9,320
  Retained earnings - restricted                                                              8,885               8,754
  Less shares acquired by stock benefit plans                                                  (798)               (798)
  Less 442,406 and 333,933 shares of treasury stock - at cost                                (5,192)             (4,039)
  Accumulated comprehensive loss, unrealized losses on securities
    designated as available for sale, net of related tax effects                               -                   (268)
                                                                                             ------              ------
         Total shareholders' equity                                                          12,183              12,983
                                                                                             ------              ------

         Total liabilities and shareholders' equity                                         $72,693             $73,861
                                                                                             ======              ======


                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                          SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                            DECEMBER 31,                DECEMBER 31,
                                                                         2000         1999            2000         1999
Interest income
  Loans                                                                $1,814       $1,883         $   908      $   927
  Mortgage-backed securities                                              495          499             243          241
  Investment securities                                                   268          251             134          126
  Interest-bearing deposits and other                                      65           58              34           29
                                                                      -------       ------         -------      -------
         Total interest income                                          2,642        2,691           1,319        1,323

Interest expense
  Deposits                                                              1,137        1,126             571          557
  Borrowings                                                              220          187             114           98
                                                                      -------       ------         -------      -------
         Total interest expense                                         1,357        1,313             685          655
                                                                      -------       ------         -------      -------

         Net interest income                                            1,285        1,378             634          668

Provision for losses on loans                                              21           18               9            9
                                                                      -------       ------         -------      -------

         Net interest income after provision
           for losses on loans                                          1,264        1,360             625          659

Other income
  Gain on investment securities transactions                                3         -                -           -
  Service charges on deposit accounts                                      76           83              32           43
  Other operating                                                          30           21              17            9
                                                                      -------       ------         -------      -------
         Total other income                                               109          104              49           52

General, administrative and other expense
  Employee compensation and benefits                                      498          501             247          256
  Occupancy and equipment                                                  84           84              43           43
  Federal deposit insurance premiums                                        5           17               2            9
  Data processing                                                          68           72              34           35
  Other operating                                                         193          193              99           96
                                                                      -------       ------         -------      -------
         Total general, administrative and other expense                  848          867             425          439
                                                                      -------       ------         -------      -------

         Earnings before income taxes                                     525          597             249          272

Federal income taxes
  Current                                                                 169           84              79          (13)
  Deferred                                                                (21)          86              (9)          89
                                                                      -------       ------         -------      -------
         Total federal income taxes                                       148          170              70           76
                                                                      -------       ------         -------      -------

         NET EARNINGS                                                $    377     $    427        $    179     $    196
                                                                      =======      =======         =======      =======

         EARNINGS PER SHARE
           Basic                                                     $    .39     $    .39        $    .19     $    .18
                                                                          ===          ===             ===          ===

           Diluted                                                   $    .39     $    .39        $    .19     $    .18
                                                                          ===          ===             ===          ===

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                          SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                            DECEMBER 31,                DECEMBER 31,
                                                                         2000         1999            2000         1999

Net earnings                                                         $    377     $    427        $    179      $   196
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period, net of tax of $228, $(52), $133, $(42), for the
    respective periods                                                    444         (100)            259          (81)
  Reclassification adjustment for realized gain included
    in earnings, net of tax of $1 for the six months
    ended December 31, 2000                                                (2)          -               -            -
                                                                      -------      -------         -------       ------

Comprehensive income                                                 $    819     $    327        $    438      $   115
                                                                      =======      =======         =======       ======

Accumulated comprehensive loss                                       $      -     $   (214)       $      -      $  (214)
                                                                      =======      =======         =======       ======

                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   377           $   427
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             (7)               (4)
    Depreciation and amortization                                                                  42                41
    Amortization of deferred loan origination fees                                                 (6)               (8)
    Provision for losses on loans                                                                  21                18
    Gain on investment securities transactions                                                     (3)              -
    Federal Home Loan Bank stock dividends                                                        (49)              (44)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (14)               19
      Prepaid expenses and other assets                                                           437               (17)
      Accrued interest payable                                                                    (41)                1
      Other liabilities                                                                          (310)              107
      Federal income taxes
        Current                                                                                     4               (32)
        Deferred                                                                                  (21)               86
                                                                                              -------           -------
         Net cash provided by operating activities                                                430               594

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                 629                59
  Purchase of investment securities designated as available for sale                             (500)             (486)
  Principal repayments on mortgage-backed securities                                              837             1,911
  Purchase of loans                                                                            (2,285)           (1,181)
  Loan principal repayments                                                                     5,643             6,099
  Loan disbursements                                                                           (4,241)           (3,552)
  Purchase of office premises and equipment                                                        (2)               (9)
                                                                                              -------           -------
         Net cash provided by investing activities                                                 81             2,841

Cash flows provided by (used in) financing activities:
  Net decrease in deposits                                                                     (2,009)           (2,341)
  Proceeds from Federal Home Loan Bank advances and other borrowings                            5,300             3,332
  Repayment of Federal Home Loan Bank advances and other borrowings                            (3,308)           (3,705)
  Purchase of treasury stock                                                                   (1,154)             (474)
  Proceeds from exercise of stock options                                                           1               -
  Dividends on common stock                                                                      (246)             (273)
                                                                                              -------           -------
         Net cash used in financing activities                                                 (1,416)           (3,461)
                                                                                              -------           -------

Net decrease in cash and cash equivalents                                                        (905)              (26)

Cash and cash equivalents at beginning of period                                                1,601             1,444
                                                                                              -------           -------

Cash and cash equivalents at end of period                                                   $    696          $  1,418
                                                                                              =======           =======

                                        6

                          KENTUCKY FIRST BANCORP, INC.

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 2000              1999

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                     $    165          $    116
                                                                                              =======           =======

    Interest on deposits and borrowings                                                      $  1,398          $  1,312
                                                                                              =======           =======

Supplemental disclosure of noncash investing activities:
  Transfer of investment and mortgage-backed securities from
    held to maturity to available for sale classification                                    $ 10,310          $     -
                                                                                              =======           =======

Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                           $    444          $   (100)
                                                                                              =======           =======


                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 2000 and 1999


    1.   Basis of Presentation
         ---------------------

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation
         ---------------------------

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share
         ------------------

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 56,229 unallocated ESOP shares, totaled 967,439 and 950,818 for the six and three month periods ended December 31, 2000. Weighted-average common shares deemed outstanding, which gives effect to 65,935 unallocated ESOP shares, totaled 1,087,498 and 1,073,111, for the six and three month periods ended December 31, 1999.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 975,497 and 959,801 for the six and three month periods ended December 31, 2000 and totaled 1,104,932 and 1,082,123 for the six and three month periods ended December 31, 1999, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 8,058 and 8,983 for the six and three month periods ended December 31, 2000 and totaled 17,434 and 9,012 for the six and three month periods ended December 31, 1999.

                          KENTUCKY FIRST BANCORP, INC.

          For the six and three months ended December 31, 2000 and 1999


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

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective July 1, 2000, as required. Upon adoption, management elected to transfer all held to maturity securities to the available for sale classification. The adoption of SFAS No. 133 had no other material impact on the Corporation's financial statements.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses and the effect of certain recent accounting pronouncements.


Discussion  of  Financial  Condition  Changes from June 30, 2000 to December 31,
--------------------------------------------------------------------------------
2000
----

At December 31, 2000, the Corporation's consolidated total assets amounted to $72.7 million, a decrease of $1.2 million, or 1.6%, from the total at June 30, 2000. The decrease in assets resulted from a decrease of $2.0 million in deposits, a decrease of $351,000 in accrued interest payable and other liabilities and a decrease in shareholders' equity of $800,000, which were partially offset by an increase of $2.0 million in borrowed funds.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $768,000, or 7.2%, during the six month period, to a total of $9.9 million at December 31, 2000. Mortgage-backed securities totaled $13.9 million at December 31, 2000, a decrease of $688,000, or 4.7%, from June 30, 2000 levels. The decrease in mortgage-backed securities resulted from principal repayments.

Loans receivable increased by $868,000, or 1.9%, during the six month period, to a total of $45.8 million at December 31, 2000. Loan disbursements and loan purchases amounted to $6.5 million and were offset by principal repayments of $5.6 million. The allowance for loan losses totaled $463,000 at December 31, 2000 compared to $443,000 at June 30, 2000. Nonperforming loans totaled $200,000 at December 31, 2000 compared to $345,000 at June 30, 2000. The allowance for loan losses represented 231.5% and 128.4% of nonperforming loans as of December 31, 2000 and June 30, 2000, respectively. Although management believes that its allowance for loan losses at December 31, 2000 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $51.3 million at December 31, 2000, a decrease of $2.0 million, or 3.8%, from June 30, 2000 levels. The decrease in deposits was due to a $981,000 decrease in checking and savings accounts and a $1.0 million decrease in certificates of deposit. Borrowed funds totaled $8.8 million at December 31, 2000, an increase of $2.0 million, or 29.2%, from the total at June 30, 2000.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Discussion  of  Financial  Condition  Changes from June 30, 2000 to December 31,
--------------------------------------------------------------------------------
2000 (continued)
----

The Corporation's shareholders' equity amounted to $12.2 million at December 31, 2000, a decrease of $800,000, or 6.2%, from June 30, 2000 levels. The decrease resulted primarily from purchases of treasury stock totaling $1.2 million and dividends paid on common stock totaling $246,000, which were partially offset by unrealized gains on securities designated as available for sale of $268,000 and net earnings of $377,000.

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

At December 31, 2000, the Savings Bank's tangible and core capital totaled $11.4 million, or 15.7%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.1 million and $2.9 million by $10.3 million and $8.5 million, respectively. The Savings Bank's risk-based capital of $11.7 million, or 28.0% of risk-weighted assets, exceeded the current 8% of risk-weighted assets requirement by $8.3 million.


Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
--------------------------------------------------------------------------------
2000 and 1999
-------------

General
-------

Net earnings amounted to $377,000 for the six months ended December 31, 2000, a decrease of $50,000, or 11.7%, from the $427,000 of net earnings reported for the six months ended December 31, 1999. The decrease in net earnings in the current period was due to a $93,000 decrease in net interest income and a $3,000 increase in the provision for losses on loans, which were partially offset by a $5,000 increase in other income, a $19,000 decrease in general, administrative and other expense and a $22,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income was $1.3 million for the six months ended December 31, 2000, which represents a decrease of $93,000, or 6.7%, compared to the six month period ended December 31, 1999. Total interest income decreased by $49,000, or 1.8%, due to a $3.5 million, or 4.8%, decrease in the weighted-average balance of interest-earning assets outstanding year to year, which was partially offset by an increase in the average yield on interest-earning assets from 7.27% to 7.49%. Interest income on loans decreased by $69,000, or 3.7%, due to a $2.4 million, or 5.1%, decrease in the weighted-average balance of loans outstanding year to year, which was partially offset by an increase in the average yield on loans from 7.92% to 8.05%.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
--------------------------------------------------------------------------------
2000 and 1999 (continued)
-------------

Net Interest Income (continued)
-------------------

Interest income on mortgage-backed securities decreased by $4,000, or 0.8%, due to a $1.1 million, or 7.4%, decrease in the weighted-average balance outstanding year to year, which was partially offset by an increase in the average yield on mortgage-backed securities from 6.43% to 6.89%. Interest income on investment securities and interest-bearing deposits increased by $24,000, or 7.8%, due to a $47,000, or 0.4%, increase in the weighted-average balance outstanding year to year and due to an increase in the average yield from 5.61% to 6.00%.

Total interest expense increased by $44,000, or 3.4%, due to an increase in the average cost of funds from 4.21% to 4.61%, which was partially offset by a $3.5 million, or 5.6%, decrease in the weighted average balance of interest-bearing liabilities outstanding year to year. Interest expense on deposits increased by $11,000, or 1.0%, due to an increase in the average cost of deposits from 4.06% to 4.41%, which was partially offset by a $3.8 million, or 6.8%, decrease in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings increased by $33,000, or 17.6%, due to a $327,000, or 4.7%, increase in the weighted-average balance of advances outstanding from the Federal Home Loan Bank and due to an increase in the average cost of advances from 5.35% to 6.01%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $93,000, or 6.7%, to a total of $1.3 million for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. The interest rate spread amounted to approximately 2.88% and 3.06% during the six month periods ended December 31, 2000 and 1999, respectively, while the net interest margin amounted to approximately 3.64% and 3.72% during the six month periods ended December 31, 2000 and 1999, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $21,000 and an $18,000 provision for losses on loans during the six month periods ended December 31, 2000 and 1999, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $5,000, or 4.8%, for the six months ended December 31, 2000, compared to the six months ended December 31, 1999, due to a gain of $3,000 on investment securities transactions in the current period compared to the lack of any gain or loss on such transactions in the previous period and due to a $9,000, or 42.9%, increase in other operating income, which were partially offset by a $7,000, or 8.4%, decrease in service charges on deposit accounts.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
--------------------------------------------------------------------------------
2000 and 1999 (continued)
-------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $19,000, or 2.2%, during the six months ended December 31, 2000, compared to the six months ended December 31, 1999. The decrease in general, administrative and other expense resulted from a $3,000, or 0.6%, decrease in employee compensation and benefits, a $12,000, or 70.6%, decrease in federal deposit insurance premiums and a $4,000, or 5.6%, decrease in data processing expense.

The decrease in employee compensation and benefits was primarily due to an increase in direct costs of loan department personnel being deferred related to higher loan origination volume during the current period. The decrease in federal deposit insurance premiums was primarily due to a decrease in the rate assessed by the Federal Deposit Insurance Corporation, effective January 1, 2000. The decrease in data processing was primarily due to decreased charges for on-line services and ATM processing related to preparing computer systems for the change to year 2000 during the previous period.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $22,000, or 12.9%, for the six months ended December 31, 2000 compared to the six months ended December 31, 1999. The decrease resulted primarily from a decrease in net earnings before taxes of $72,000, or 12.1%. The effective tax rates were 28.2% and 28.5% for the six month periods ended December 31, 2000 and 1999, respectively.


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2000 and 1999
-------------

General
-------

Net earnings amounted to $179,000 for the three months ended December 31, 2000, a decrease of $17,000, or 8.7%, from the $196,000 of net earnings reported for the three months ended December 31, 1999. The decrease in net earnings in the current period was due to a $34,000 decrease in net interest income and a $3,000 decrease in other income, which were partially offset by a $14,000 decrease in general, administrative and other expense and a $6,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income was $634,000 for the three months ended December 31, 2000, which represents a decrease of $34,000, or 5.1%, compared to the three month period ended December 31, 1999. Total interest income decreased by $4,000, or 0.3%, due to a $2.5 million, or 3.5%, decrease in the weighted-average balance of interest-earning assets outstanding year to year, which was partially offset by an increase in the average yield on interest-earning assets from 7.26% to 7.49%.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2000 and 1999 (continued)
------------

Net Interest Income (continued)
-------------------

Interest income on loans decreased by $19,000, or 2.0%, due to a $1.7 million, or 3.5%, decrease in the weighted-average balance of loans outstanding year to year, which was partially offset by an increase in the average yield on loans from 7.92% to 8.04%. Interest income on mortgage-backed securities increased by $2,000, or 0.8%, due to an increase in the average yield on mortgage-backed securities from 6.44% to 6.89%, which was partially offset by an $808,000, or 5.4%, decrease in the weighted-average balance outstanding year to year. Interest income on investment securities and interest-bearing deposits increased by $13,000, or 8.4%, due to an increase in the average yield from 5.57% to 6.04%, which was partially offset by a $70,000, or 0.6%, decrease in the weighted-average balance outstanding year to year.

Total interest expense increased by $30,000, or 4.6%, due to an increase in the average cost of funds from 4.25% to 4.65%, which was partially offset by a $2.8 million, or 4.5%, decrease in the weighted average balance of interest-bearing liabilities outstanding year to year. Interest expense on deposits increased by $14,000, or 2.5%, due to an increase in the average cost of deposits from 4.08% to 4.45%, which was partially offset by a $3.2 million, or 5.9%, decrease in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings increased by $16,000, or 16.3%, due to a $439,000, or 6.1%, increase in the weighted-average balance of advances outstanding from the Federal Home Loan Bank and due to an increase in the average cost of advances from 5.51% to 6.02%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $34,000, or 5.1%, to a total of $634,000 for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The interest rate spread amounted to approximately 2.84% and 3.01% during the three month periods ended December 31, 2000 and 1999, respectively, while the net interest margin amounted to approximately 3.60% and 3.67% during the three month periods ended December 31, 2000 and 1999, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $9,000 provision for losses on loans during each of the three month periods ended December 31, 2000 and 1999. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2000 and 1999 (continued)
-------------

Other Income
------------

Other income decreased by $3,000, or 5.8%, for the three months ended December 31, 2000, compared to the three months ended December 31, 1999, due to an $11,000, or 25.6%, decrease in service charges on deposit accounts, offset by an $8,000, or 88.9%, increase in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $14,000, or 3.2%, during the three months ended December 31, 2000 compared to the three months ended December 31, 1999. The decrease in general, administrative and other expense resulted primarily from a $9,000, or 3.5%, decrease in employee compensation and benefits and a $7,000, or 77.8%, decrease in federal deposit insurance premiums, which were partially offset by a $3,000, or 3.1%, increase in other operating expense.

The decrease in employee compensation and benefits was primarily due to an increase in direct costs of loan department personnel being deferred related to higher loan origination volume during the current period. The decrease in federal deposit insurance premiums was primarily due to a decrease in the rate assessed by the Federal Deposit Insurance Corporation, effective January 1, 2000.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $6,000, or 7.9%, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The decrease resulted from a decrease in net earnings before taxes of $23,000, or 8.5%. The effective tax rates were 28.1% and 27.9% for the three month periods ended December 31, 2000 and 1999, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

         The Bank is party to a lawsuit  captioned  Family  Bank,  FSB and First
                                                    ----------------------------
Federal Savings Bank v. Oscar S. Blankenship  a/k/a O. Sam Blankenship and Jenny
--------------------------------------------------------------------------------
Blankenship filed in the Johnson Circuit Court, Division No. II, Commonwealth of
-----------
Kentucky. The lawsuit is a collection action seeking recovery of three loans of which the Bank has an interest in two. The suit also asks for the court to sell the property securing the loans with the proceeds to be used to repay all amounts owed. The defendants filed an answer on February 3, 2000 making various counterclaims alleging breach of contract, breach of fiduciary duty and unspecified violations of the federal banking laws. The defendants are seeking money damages (including punitive damages) of an unspecified amount. Certain of the counterclaims relate only to the one loan in which the Bank does not have any interest.


ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On November 8, 2000, the Annual Meeting of the Corporation's Shareholders was held. Three directors nominated were elected to terms expiring in 2003 by the following votes:

         Luther O. Beckett
                           For:     826,308             Withheld:        76,654

         Diane Ritchie
                           For:     825,308             Withheld:        77,654

         John Swinford
                           For:     825,778             Withheld:        77,184

ITEM 5.  Other Information
         -----------------

         None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits                           None.

         Reports on Form 8-K:               None.

                          KENTUCKY FIRST BANCORP, INC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 13, 2001                  By:/s/ Betty J. Long
       ----------------------                -----------------------------------
                                             Betty J. Long
                                             President and Chief
                                             Executive Officer



Date:  February 13, 2001                  By:/s/ Russell M. Brooks
       ----------------------                -----------------------------------
                                             Russell M. Brooks
                                             Executive Vice President and
                                             Chief Financial Officer