Form 10QSB
period 2001-03-31
KENTUCKY FIRST BANCORP INC
filed 2001-05-11
CIK 943891

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 1-13904

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                61-1281483
--------------------------------                        ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

306 N. Main Street
Cynthiana, Kentucky                                                 41031
-----------------------------                                  -----------------
(Address of principal                                             (Zip Code)
executive office)

Issuer's telephone number, including area code: (859)  234-1440
                                                ---------------

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

As of May 7, 2001, the latest practicable date, 940,165 shares of the registrant's common stock, $.01 par value per share, were issued and outstanding.

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

ITEM I  FINANCIAL STATEMENTS


                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          MARCH 31,            JUNE 30,
         ASSETS                                                                                2001                2000
Cash and due from banks                                                                     $   558             $   378
Interest-bearing deposits in other financial institutions                                     1,219               1,223
                                                                                            -------              ------
         Cash and cash equivalents                                                            1,777               1,601

Investment securities available for sale - at market                                          9,267               6,783
Investment securities held to maturity - at amortized cost,
  approximate market value of $2,223 as of June 30, 2000                                       -                  2,235
Mortgage-backed securities available for sale - at market                                    13,606               6,548
Mortgage-backed securities held to maturity - at amortized cost,
  approximate market value of $7,823 as of June 30, 2000                                       -                  8,075
Loans receivable - net                                                                       45,735              44,920
Office premises and equipment - at depreciated cost                                           1,143               1,203
Federal Home Loan Bank stock - at cost                                                        1,375               1,301
Accrued interest receivable                                                                     516                 424
Prepaid expenses and other assets                                                                80                 520
Prepaid federal income taxes                                                                     96                  86
Deferred federal income tax assets                                                             -                    165
                                                                                             ------              ------

         Total assets                                                                       $73,595             $73,861
                                                                                             ======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $51,821             $53,284
Advances from the Federal Home Loan Bank                                                      8,815               6,827
Accrued interest payable                                                                        123                 147
Other liabilities                                                                               437                 620
Deferred federal income taxes                                                                   105                  -
                                                                                             ------              ------
         Total liabilities                                                                   61,301              60,878

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                                           -                   -
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                                      14                  14
  Additional paid-in capital                                                                  9,247               9,320
  Retained earnings - restricted                                                              8,917               8,754
  Less shares acquired by stock benefit plans                                                  (798)               (798)
  Less 448,126 and 333,933 shares of treasury stock - at cost                                (5,251)             (4,039)
  Accumulated comprehensive gain (loss), unrealized gains (losses) on
    securities designated as available for sale, net of related tax effects                     165                (268)
                                                                                             ------              ------
         Total shareholders' equity                                                          12,294              12,983
                                                                                             ------              ------

         Total liabilities and shareholders' equity                                         $73,595             $73,861
                                                                                             ======              ======

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                       NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                            MARCH 31,                   MARCH 31,
                                                                       2001         2000           2001          2000
Interest income
  Loans                                                              $  2,749     $  2,814        $    935     $    931
  Mortgage-backed securities                                              726          740             231          241
  Investment securities                                                   403          384             135          133
  Interest-bearing deposits and other                                      93           92              28           34
                                                                       ------       ------         -------       ------
         Total interest income                                          3,971        4,030           1,329        1,339

Interest expense
  Deposits                                                              1,710        1,685             573          559
  Borrowings                                                              354          284             134           97
                                                                       ------       ------         -------       ------
         Total interest expense                                         2,064        1,969             707          656
                                                                       ------       ------         -------       ------

         Net interest income                                            1,907        2,061             622          683

Provision for losses on loans                                              30           27               9            9
                                                                       ------       ------         -------       ------

         Net interest income after provision
           for losses on loans                                          1,877        2,034             613          674

Other income
  Gain on investment securities transactions                                3         -                -           -
  Service charges on deposit accounts                                     111          124              35           41
  Other operating                                                          45           33              15           12
                                                                       ------       ------         -------       ------
         Total other income                                               159          157              50           53

General, administrative and other expense
  Employee compensation and benefits                                      758          756             260          255
  Occupancy and equipment                                                 129          125              45           41
  Federal deposit insurance premiums                                        8           20               3            3
  Data processing                                                         102          107              34           35
  Other operating                                                         286          298              93          105
                                                                       ------       ------         -------       ------
         Total general, administrative and other expense                1,283        1,306             435          439
                                                                       ------       ------         -------       ------

         Earnings before income taxes                                     753          885             228          288

Federal income taxes
  Current                                                                 163          178              (6)          94
  Deferred                                                                 47           73              68          (13)
                                                                       ------       ------         -------       ------
         Total federal income taxes                                       210          251              62           81
                                                                       ------       ------         -------       ------

         NET EARNINGS                                                $    543     $    634        $    166     $    207
                                                                       ======       ======         =======       ======

         EARNINGS PER SHARE
           Basic                                                     $ .58        $ .59           $ .19        $ .20
                                                                       ===          ===             ===          ===

           Diluted                                                   $ .57        $ .58           $ .18        $ .19
                                                                       ===          ===             ===          ===

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                          NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                              MARCH 31,                   MARCH 31,
                                                                         2001         2000            2001         2000

Net earnings                                                         $    543     $    634        $    166     $    207
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $314, $(70),
    $86, $(19), for the respective periods                                609         (137)            165          (37)
  Reclassification adjustment for realized gain included
    in earnings, net of tax of $1 for the nine months
    ended March 31, 2001                                                   (2)          -               -            -
                                                                    ---------     --------        --------     --------

Comprehensive income                                                  $ 1,150     $    497        $    331     $    170
                                                                       ======      =======         =======      =======

Accumulated comprehensive income (loss)                              $    165     $   (251)       $    165     $   (251)
                                                                      =======      =======         =======      =======


                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                $    543          $    634
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                            (12)               (2)
    Depreciation and amortization                                                                  63                62
    Amortization of deferred loan origination fees                                                (10)              (13)
    Provision for losses on loans                                                                  30                27
    Gain on investment securities transactions                                                     (3)              -
    Federal Home Loan Bank stock dividends                                                        (74)              (66)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (92)              (50)
      Prepaid expenses and other assets                                                           440               (20)
      Accrued interest payable                                                                    (24)               24
      Other liabilities                                                                          (183)              204
      Federal income taxes
        Current                                                                                   (77)               37
        Deferred                                                                                   47                73
                                                                                              -------          --------
         Net cash provided by operating activities                                                648               910

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                 642                72
  Purchase of investment securities designated as available for sale                             (500)             (486)
  Purchase of mortgage-backed securities designated as available for sale                         -                (979)
  Principal repayments on mortgage-backed securities                                            1,297             2,314
  Purchase of loans                                                                            (2,560)           (2,161)
  Loan principal repayments                                                                     7,598             8,437
  Loan disbursements                                                                           (5,873)           (4,463)
  Purchase of office premises and equipment                                                        (3)               (9)
                                                                                              -------          --------
         Net cash provided by investing activities                                                601             2,725

Cash flows provided by (used in) financing activities:
  Net decrease in deposits                                                                     (1,463)           (2,043)
  Proceeds from Federal Home Loan Bank advances and other borrowings                            7,600             3,911
  Repayment of Federal Home Loan Bank advances and other borrowings                            (5,612)           (3,708)
  Purchase of treasury stock                                                                   (1,245)           (1,073)
  Proceeds from exercise of stock options                                                          27                10
  Dividends on common stock                                                                      (380)             (407)
                                                                                              -------          --------
         Net cash used in financing activities                                                 (1,073)           (3,310)
                                                                                              -------          --------

Net increase in cash and cash equivalents                                                         176               325

Cash and cash equivalents at beginning of period                                                1,601             1,444
                                                                                              -------          --------

Cash and cash equivalents at end of period                                                   $  1,777          $  1,769
                                                                                              =======           =======


                          KENTUCKY FIRST BANCORP, INC.

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2001              2000
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Federal income taxes                                                                     $    240          $    141
                                                                                              =======           =======

    Interest on deposits and borrowings                                                      $  2,088          $  1,945
                                                                                              =======           =======

Supplemental disclosure of noncash investing activities:
  Transfer of investment and mortgage-backed securities from
    held to maturity to available for sale classification                                    $ 10,310          $     --
                                                                                              =======           =======

Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                           $    607          $   (137)
                                                                                              =======           =======


                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 2001 and 2000


    1.   Basis of Presentation
         ---------------------

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation
         ---------------------------

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share
         ------------------

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 56,229 unallocated ESOP shares, totaled 941,251 and 887,712 for the nine and three month periods ended March 31, 2001. Weighted-average common shares deemed outstanding, which gives effect to 65,935 unallocated ESOP shares, totaled 1,073,529 and 1,045,286 for the nine and three month periods ended March 31, 2000.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 951,321 and 901,998 for the nine and three month periods ended March 31, 2001 and totaled 1,087,314 and 1,051,314 for the nine and three month periods ended March 31, 2000, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 10,070 and 14,286 for the nine and three month periods ended March 31, 2001 and totaled 13,785 and 6,028 for the nine and three month periods ended March 31, 2000.

                          KENTUCKY FIRST BANCORP, INC.

           For the nine and three months ended March 31, 2001 and 2000


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


Discussion of Financial Condition Changes from June 30, 2000 to March 31, 2001
------------------------------------------------------------------------------

At March 31, 2001, the Corporation's consolidated total assets amounted to $73.6 million, a decrease of $266,000, or 0.4%, from the total at June 30, 2000. The decrease in assets resulted from a decrease of $1.5 million in deposits, a decrease of $102,000 in accrued interest payable, other liabilities, and deferred federal income tax and a decrease in shareholders' equity of $689,000, which were partially offset by an increase of $2.0 million in borrowed funds.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $425,000, or 4.0%, during the nine month period, to a total of $11.0 million at March 31, 2001. Mortgage-backed securities totaled $13.6 million at March 31, 2001, a decrease of $1.0 million, or 7.0%, from June 30, 2000 levels. The decrease in mortgage-backed securities resulted from principal repayments.

Loans receivable increased by $815,000, or 1.8%, during the nine month period, to a total of $45.7 million at March 31, 2001. Loan disbursements and loan purchases amounted to $8.4 million and were offset by principal repayments of $7.6 million. The allowance for loan losses totaled $472,000 at March 31, 2001 compared to $443,000 at June 30, 2000. Nonperforming loans totaled $221,000 at March 31, 2001 compared to $345,000 at June 30, 2000. The allowance for loan losses represented 213.6% and 128.4% of nonperforming loans as of March 31, 2001 and June 30, 2000, respectively. Although management believes that its allowance for loan losses at March 31, 2001 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $51.8 million at March 31, 2001, a decrease of $1.5 million, or 2.7%, from June 30, 2000 levels. The decrease in deposits was due to a $1.7 million decrease in checking and savings accounts, which was offset by a $332,000 increase in certificates of deposit. Borrowed funds totaled $8.8 million at March 31, 2001, an increase of $2.0 million, or 29.1%, from the total at June 30, 2000.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2000 to March 31, 2001
------------------------------------------------------------------------------
(continued)

The Corporation's shareholders' equity amounted to $12.3 million at March 31, 2001, a decrease of $689,000, or 5.3%, from June 30, 2000 levels. The decrease resulted primarily from purchases of treasury stock totaling $1.2 million and dividends paid on common stock totaling $380,000, which were partially offset by unrealized gains on securities designated as available for sale of $433,000 and net earnings of $543,000.

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

At March 31, 2001, the Savings Bank's tangible and core capital totaled $10.6 million, or 14.4%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.1 million and $3.0 million by $9.5 million and $7.6 million, respectively. The Savings Bank's risk-based capital of $10.8 million, or 25.7% of risk-weighted assets, exceeded the current 8% of risk-weighted assets requirement by $7.5 million.


Comparison of Operating Results for the Nine Month Periods Ended March 31, 2001
-------------------------------------------------------------------------------
and 2000
--------

General
-------

Net earnings amounted to $543,000 for the nine months ended March 31, 2001, a decrease of $91,000, or 14.4%, from the $634,000 of net earnings reported for the nine months ended March 31, 2000. The decrease in net earnings in the current period was due to a $154,000 decrease in net interest income and a $3,000 increase in the provision for losses on loans, which were partially offset by a $2,000 increase in other income, a $23,000 decrease in general, administrative and other expense and a $41,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Net interest income was $1.9 million for the nine months ended March 31, 2001, which represents a decrease of $154,000, or 7.5%, compared to the nine month period ended March 31, 2000. Total interest income decreased by $59,000, or 1.5%, due to a $3.4 million, or 4.6%, decrease in the weighted-average balance of interest-earning assets outstanding year to year, which was partially offset by an increase in the average yield on interest-earning assets from 7.25% to 7.49%. Interest income on loans decreased by $65,000, or 2.3%, due to a $2.1 million, or 4.3%, decrease in the weighted-average balance of loans outstanding year to year, which was partially offset by an increase in the average yield on loans from 7.90% to 8.07%.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 2001
-------------------------------------------------------------------------------
and 2000 (continued)
--------

Net Interest Income (continued)
-------------------

Interest income on mortgage-backed securities decreased by $14,000, or 1.9%, due to a $1.2 million, or 7.7%, decrease in the weighted-average balance outstanding year to year, which was partially offset by an increase in the average yield on mortgage-backed securities from 6.40% to 6.80%. Interest income on investment securities and interest-bearing deposits increased by $20,000, or 4.2%, due to an increase in the average yield from 5.65% to 5.97%, which was partially offset by a $155,000, or 1.4%, decrease in the weighted-average balance outstanding year to year.

Total interest expense increased by $95,000, or 4.8%, due to an increase in the average cost of funds from 4.22% to 4.64%, which was partially offset by a $2.9 million, or 4.7%, decrease in the weighted average-balance of interest-bearing liabilities outstanding year to year. Interest expense on deposits increased by $25,000, or 1.5%, due to an increase in the average cost of deposits from 4.06% to 4.44%, which was partially offset by a $4.0 million, or 7.2%, decrease in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings increased by $70,000, or 24.6%, due to a $1.1 million, or 15.5%, increase in the weighted-average balance of advances outstanding from the Federal Home Loan Bank and due to an increase in the average cost of advances from 5.50% to 5.94%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $154,000, or 7.5%, to a total of $1.9 million for the nine months ended March 31, 2001, as compared to the nine months ended March 31, 2000. The interest rate spread amounted to approximately 2.85% and 3.03% during the nine month periods ended March 31, 2001 and 2000, respectively, while the net interest margin amounted to approximately 3.59% and 3.71% during the nine month periods ended March 31, 2001 and 2000, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $30,000 and a $27,000 provision for losses on loans during the nine month periods ended March 31, 2001 and 2000, respectively. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 2001
-------------------------------------------------------------------------------
and 2000 (continued)
--------

Other Income
------------

Other income increased by $2,000, or 1.3%, for the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000, due to a gain of $3,000 on investment securities transactions in the current period compared to the lack of any gain or loss on such transactions in the previous period and due to a $12,000, or 36.4%, increase in other operating income, which were partially offset by a $13,000, or 10.5%, decrease in service charges on deposit accounts.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $23,000, or 1.8%, during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. The decrease in general, administrative and other expense resulted from a $12,000, or 60.0%, decrease in federal deposit insurance premiums, a $5,000, or 4.7%, decrease in data processing expense and a $12,000, or 4.0%, decrease in other operating expense, which were offset by a $2,000, or 0.3%, increase in employee compensation and benefits and a $4,000, or 3.2%, increase in occupancy and equipment expense.

The decrease in federal deposit insurance premiums was primarily due to a decrease in the rate assessed by the Federal Deposit Insurance Corporation, effective January 1, 2000. The decrease in data processing was primarily due to decreased charges for on-line services and ATM processing related to preparing computer systems for the change to year 2000 during the previous period. The decrease in other operating expense was largely related to reduced legal expense, franchise tax, and office supplies.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $41,000, or 16.3%, for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. The decrease resulted primarily from a decrease in net earnings before taxes of $132,000, or 14.9%. The effective tax rates were 27.9% and 28.4% for the nine month periods ended March 31, 2001 and 2000, respectively.


Comparison of Operating Results for the Three Month Periods Ended March 31, 2001
--------------------------------------------------------------------------------
and 2000
--------

General
-------
Net earnings amounted to $166,000 for the three months ended March 31, 2001, a decrease of $41,000, or 19.8%, from the $207,000 of net earnings reported for the three months ended March 31, 2000. The decrease in net earnings in the current period was due to a $61,000 decrease in net interest income and a $3,000 decrease in other income, which were partially offset by a $4,000 decrease in general, administrative and other expense and a $19,000 decrease in the provision for federal income taxes.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2001
--------------------------------------------------------------------------------
and 2000 (continued)
--------

Net Interest Income
-------------------

Net interest income was $622,000 for the three months ended March 31, 2001, which represents a decrease of $61,000, or 8.9%, compared to the three month period ended March 31, 2000. Total interest income decreased by $10,000, or 0.7%, due to a $2.1 million, or 2.9%, decrease in the weighted-average balance of interest-earning assets outstanding year to year, which was partially offset by an increase in the average yield on interest-earning assets from 7.32% to 7.49%.

Interest income on loans increased by $4,000, or 0.4%, due to an increase in the average yield on loans from 7.98% to 8.10%, which was partially offset by a $542,000, or 1.2%, decrease in the weighted-average balance of loans outstanding year to year. Interest income on mortgage-backed securities decreased by $10,000, or 4.1%, due to a $929,000, or 6.3%, decrease in the weighted-average balance outstanding year to year, which was partially offset by an increase in the average yield on mortgage-backed securities from 6.57% to 6.72%. Interest income on investment securities and interest-bearing deposits decreased by $4,000, or 2.4%, due to a $676,000, or 5.7%, decrease in the weighted-average balance outstanding year to year, which was partially offset by an increase in the average yield from 5.66% to 5.91%.

Total interest expense increased by $51,000, or 7.8%, due to an increase in the average cost of funds from 4.29% to 4.71%, which was partially offset by a $1.1 million, or 1.8%, decrease in the weighted average balance of interest-bearing liabilities outstanding year to year. Interest expense on deposits increased by $14,000, or 2.5%, due to an increase in the average cost of deposits from 4.11% to 4.53%, which was partially offset by a $3.8 million, or 6.9%, decrease in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings increased by $37,000, or 38.1%, due to a $2.7 million, or 39.1%, increase in the weighted-average balance of advances outstanding from the Federal Home Loan Bank, which was partially offset by a decrease in the average cost of advances from 5.68% to 5.66%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $61,000, or 8.9%, to a total of $622,000 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The interest rate spread amounted to approximately 2.79% and 3.04% during the three month periods ended March 31, 2001 and 2000, respectively, while the net interest margin amounted to approximately 3.50% and 3.73% during the three month periods ended March 31, 2001 and 2000, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $9,000 provision for losses on loans during each of the three month periods ended March 31, 2001 and 2000. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2001
--------------------------------------------------------------------------------
and 2000 (continued)
--------

Other Income
------------

Other income decreased by $3,000, or 5.7%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, due to a $6,000, or 14.6%, decrease in service charges on deposit accounts, which was offset by a $3,000, or 25.0%, increase in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $4,000, or 0.9%, during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease in general, administrative and other expense resulted primarily from a $12,000, or 11.4%, decrease in other operating expense, which was partially offset by a $5,000, or 2.0%, increase in employee compensation and benefits and a $4,000, or 9.8%, increase in occupancy and equipment expense.

The decrease in other operating expense was largely related to reduced legal expense, franchise tax and office supplies expense. The increase in employee compensation and benefits was due to normal yearly employee wage increases, which was offset by an increase in direct costs of loan department personnel being deferred related to higher loan origination volume during the current period.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $19,000, or 23.5%, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease resulted primarily from a decrease in net earnings before taxes of $60,000, or 20.8%. The effective tax rates were 27.2% and 28.1% for the three month periods ended March 31, 2001 and 2000, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

     The Bank is party to a lawsuit captioned Family Bank, FSB and First Federal
                                              ----------------------------------
Savings  Bank v.  Oscar  S.  Blankenship  a/k/a  O. Sam  Blankenship  and  Jenny
--------------------------------------------------------------------------------
Blankenship filed in the Johnson Circuit Court, Division No. II, Commonwealth of
----------
Kentucky. The lawsuit is a collection action seeking recovery of three loans of which the Bank has an interest in two. The suit also asks for the court to sell the property securing the loans with the proceeds to be used to repay all amounts owed. The defendants filed an answer on February 3, 2000 making various counterclaims alleging breach of contract, breach of fiduciary duty and unspecified violations of the federal banking laws. The defendants are seeking money damages (including punitive damages) of an unspecified amount. Certain of the counterclaims relate only to the one loan in which the Bank does not have any interest.


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





Date:  May 11, 2001                     By:  /s/ Betty J. Long
       ------------                          -----------------------------------
                                               Betty J. Long
                                               President and Chief
                                               Executive Officer




Date:  May 11, 2001                     By:  /s/ Russell M. Brooks
       ------------                          -----------------------------------
                                               Russell M. Brooks
                                               Executive Vice President and
                                                 Chief Financial Officer