Form 10KSB
period 2001-06-30
KENTUCKY FIRST BANCORP INC
filed 2001-09-27
CIK 943891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                           Commission File No. 1-13904
                                               -------

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

             DELAWARE                                            61-1281483
----------------------------------                          --------------------
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

306 NORTH MAIN STREET, CYNTHIANA, KENTUCKY                        41031-1210
-----------------------------------------------              -------------------
(Address of principal executive offices)                         (Zip Code)

         Issuer's telephone number, including area code: (859) 234-1440

           Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE           AMERICAN STOCK EXCHANGE
--------------------------------------    --------------------------------------
       (Title of Class)                   (Name of Exchange on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                 NOT APPLICABLE

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X      No
                                                  --------     -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended June 30, 2001: $5,523,000

As of September 24, 2001, the aggregate market value of the 669,288 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $8,446,415 based on the closing sales price of $12.62 per share of the registrant's Common Stock on September 22, 2001 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 21, 2001: 940,165

Transitional Small Business Disclosure Format   Yes              No    X
                                                    --------        -------

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

1. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     The Company. Kentucky First Bancorp, Inc. (the "Company"), a Delaware corporation, was organized at the direction of the Board of Directors of First Federal Savings Bank, Cynthiana, Kentucky ("First Federal" or the "Bank") in April 1995 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed August 28, 1995, with the Company issuing 1,388,625 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, cash and interest-bearing deposits and a note receivable from the ESOP. The Company's principal business is the business of the Bank. At June 30, 2001, the Company had total assets of $74.2 million, deposits of $52.4 million, net loans receivable of $45.7 million and shareholders' equity of $12.5 million.

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

     Both the Company's and First Federal's executive offices are located at 308 North Main Street, Cynthiana, Kentucky 41031-1210, and its telephone number is
(859) 234-1440.

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

     The economy in the Bank's market area is based on a mixture of manufacturing and agriculture. Other employment is provided by a variety of professionals, service employers, manufacturing industries, wholesale/retail trade employers including 3M, Bullard Manufacturing, Concept Packaging Group, Cynthiana Publishing Company, Harrison Memorial Hospital, Judy Construction Co., Lucas Equine Equipment, Perm Cast, SNAPCO, STI Manufacturing, TI Group Automotive and TST Technologies. The Licking Valley Center of Maysville Community College is also located in Cynthiana with an enrollment of approximately 412 students.

     According to the US Bureau of Labor Statistics, the unemployment rate in Harrison County for calendar year 2001 through May was 4.6% as compared to 4.1% for the Commonwealth of Kentucky.

LENDING ACTIVITIES

     General. First Federal's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing one- to four-family residential properties in its primary market area. The Bank also makes construction loans and originates loans secured by multi-family properties and commercial properties and originates commercial, farm and consumer loans. In recent years, the Bank has purchased whole loans and participation interests in loans secured by one- to four-family properties and multi-family and commercial real estate.

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

     At June 30, 2001, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.7 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $1.6 million.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2001, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                                At June 30,
                                                            -----------------------------------------------------
                                                                     2001                           2000
                                                            ---------------------           ---------------------
                                                            Amount            %             Amount            %
                                                            ------          -----           ------          -----
                                                                            (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
  One- to four-family residential and construction (1)....  $   27,701      59.72%          $  26,640       58.60%
  Multi-family residential................................       2,884       6.22               3,827        8.42
  Agricultural............................................       4,676      10.08               5,174       11.38
  Commercial..............................................       7,504      16.18               6,708       14.75
                                                             ---------   --------           ---------    --------
     Total real estate loans..............................      42,765      92.20              42,349       93.15

Commercial loans..........................................         859       1.85                 864        1.90
Agricultural operating loans..............................         605       1.30                 419        0.92

Consumer loans:
  Automobiles.............................................         466       1.01                 428        0.94
  Mobile home.............................................          28       0.06                  71        0.16
  Savings account.........................................       1,087       2.34                 825        1.81
  Other...................................................         577       1.24                 510        1.12
                                                            ----------  ---------           ---------    --------
     Total consumer loans.................................       2,158       4.65               1,834        4.03
                                                            ----------   --------           ---------    --------
     Total loans..........................................      46,387     100.00%             45,466      100.00%
                                                                           ======                          ======

Less:
  Loans in process........................................         114                             18
  Deferred loan origination fees..........................          71                             80
  Unearned discount.......................................           2                              5
  Allowance for loan losses...............................         480                            443
                                                            ----------                      ---------
     Loans receivable, net................................  $   45,720                      $  44,920
                                                            ==========                      =========

__________
(1) At June 30, 2001, constructions loans amounted to $949,000 and represented 2.0% of total gross loans.

     Loan Maturity Schedule. The following table sets forth certain information at June 30, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                       Due Within       Due 1-5
                                                         1 Year          Years       Due After 5
                                                          After          After       Years After
                                                         6/30/01        6/30/01        6/30/01         Total
                                                         -------        -------        -------        --------
                                                                            (In thousands)
Real estate mortgage........................          $      847      $    1,582     $   40,336     $   42,765
Consumer....................................               2,057             101            --           2,158
Commercial and agricultural operating.......               1,202             262            --           1,464
                                                      ----------      ----------     ----------     ----------
     Total..................................          $    4,106      $    1,945     $   40,336     $   46,387
                                                      ==========      ==========     ==========     ==========

     The following table sets forth at June 30, 2001, the dollar amount of all loans due one year or more after June 30, 2001 which have (i) predetermined interest rates and (ii) floating or adjustable interest rates.

                                                                       Predetermined          Floating or
                                                                           Rates           Adjustable Rates
                                                                       -------------       ----------------
                                                                                  (In thousands)

                  Real estate mortgage...............................   $    28,444           $    13,474
                  Consumer...........................................           101                   --
                  Commercial and agricultural operating..............           262                   --
                                                                        -----------           -----------
                       Total.........................................   $    28,807           $    13,474
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

     One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At June 30, 2001, $26.8 million, or 57.7% of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties primarily located in the Bank's market area.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans to 85% of the lesser of the appraised value or purchase price, if applicable, of the property. The Bank offers mortgage loans up to 85% of the lesser of the appraised value or the purchase price, if applicable, of the underlying property for owner occupied single and two family dwellings that are located in Harrison County.

     Multi-family and Commercial Real Estate Loans. The Bank has been active in the origination and purchase of loans secured by multi-family properties and commercial real estate. At June 30, 2001, multi-family and commercial real estate loans totaled $2.9 million and $7.5 million, respectively, and represented 6.2% and 16.2%, respectively, of the Bank's gross loan portfolio.

     Multi-family and commercial real estate loans are made in amounts of up to 80% of the lesser of the appraised value or the purchase price, if applicable, of the property and may be on a fixed rate basis for terms of up to 15 years or an adjustable rate basis for terms of up to 20 years. Prior to committing to make a multi-family or commercial real estate loan, the Bank requires that the prospective borrower provide a cash flow statement indicating sufficient cash flow from the property to service the loan. The Bank requires that the payments under such leases be assigned to the Bank.

     The Bank's multi-family real estate loans consist of loans secured by apartment buildings which are primarily located in the Bank's market area. Generally, these apartment buildings are small with an average of eight to twelve units. The Bank's largest multi-family real estate lending to one borrower are participation interests purchased from a financial institution in Lexington, Kentucky. The participation interests amounted to $1.3 million at June 30, 2001 and were secured by 34 triplex/duplex units.

     The Bank's commercial real estate portfolio consists of loans secured by office buildings, nursing homes, warehouse properties and churches. The Bank's largest commercial real estate loan is secured by a motel located in Dry Ridge, Kentucky. This loan had a balance of $1.4 million at June 30, 2001.

     Multi-family and commercial real estate lending entails significant additional risks as compared to one-to four-family residential lending. Such loans typically involve large loans to single borrowers or related borrowers. At June 30, 2001, the average size of the Bank's multi-family and commercial real estate loans was $98,000 as compared to the average size of one-to four-family residential real estate loans of $45,000. Such loans also involve a greater repayment risk as repayment is typically dependent on the successful operation of the project such that the income generated by the project is sufficient to cover operating expenses and debt service, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. In addition, commercial real estate is more likely to be subject to some form of environmental contamination. The Bank is pricing multi-family and commercial loans it originates above the single-family loan rate to compensate the Bank for these additional risks.

     Construction Loans. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties. Such loans convert to permanent financing upon completion of construction. These properties are located in the Bank's market area. At June 30, 2001, the Bank's loan portfolio included $160,000 in loans originated by the Bank and secured by properties under construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in three increments as construction progresses and as inspections warrant. Construction/permanent loans have a fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months. Interest is billed monthly during the construction phase. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. The Bank has also purchased a participation interest in construction loans from a financial institution in Lexington, Kentucky. These construction loans have all been to a single contractor and are secured by a first lien on single family residential properties located in the Bank's market area. At June 30, 2001, the Bank's participation interest in these construction loans was $789,000. Terms of the participation provide that the Bank receives sufficient proceeds from the sale of individual properties in the project to satisfy the mortgage on that particular property. The financial institution continues to service the loans for the Bank including performing inspections and authorizing all draws under the construction loan.

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

     The Bank also makes a limited number of construction loans to finance the construction of multi-family and commercial real estate. As of June 30, 2001, no such loans were outstanding.

     Consumer Loans. The consumer loans originated by the Bank include automobile loans, savings account loans and unsecured loans. The Bank's loan portfolio includes loans secured by mobile homes although the Bank no longer originates such loans. The Bank's automobile loans are generally underwritten in amounts up to 80% of the lesser of the purchase price of new automobiles or the loan value for used automobiles as published by the National Automobile Dealers Association. The terms of such loans do not exceed 60 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy. The Bank makes savings account loans for terms of up to the lesser of six months or the maturity date of the certificate securing the loan for up to 100% of the face amount of the certificate or the balance in the savings account. The interest rate charged on these loans is normally two percentage points above the rate paid on the certificate account and the account must be pledged as collateral to secure the loan. At June 30, 2001, the Bank's consumer loans totaled $2.2 million, or 4.7% of the Bank's gross loan portfolio.

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

     Agricultural Loans. The Bank originates agricultural loans both for the purchase and refinance of agriculture-related real estate and for operating purposes. At June 30, 2001, the Bank had $4.7 million in agricultural real estate loans, or 10.1% of its gross loan portfolio, and $605,000 in agricultural operating loans, or 1.3% of the Bank's gross loan portfolio.

     Agricultural real estate loans are primarily secured by first liens on farmland and buildings thereon, if any, located in the Bank's market area. Loans are generally underwritten in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property on loans secured by farm land and up to 80% of the lesser of the appraised value or purchase price on loans secured by farms with residences. Such loans may be underwritten on either a fixed rate basis with a term of up to 15 years with no residence or 20 years with a residence or an adjustable rate basis with a term of up to 30 years. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property. At June 30, 2001, the average size of an agricultural real estate loan originated by the Bank was $56,000.

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

     Commercial Loans. The Bank originates a limited amount of non-real estate commercial loans to small and medium sized businesses located in its market area. At June 30, 2001, the Bank's commercial loans amounted to $859,000, or 1.9% of the Bank's gross loan portfolio.

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

     In addition to the interest earned on loans, the Bank receives fees in connection with loan originations, late payments and fees for miscellaneous services related to its loans. The Bank charges an origination fee for its adjustable rate mortgage loans and fixed rate mortgage loans.

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

     At June 30, 2001 the Bank had $12,000 and $144,000 in assets classified as special mention and substandard, respectively, and had no assets classified as doubtful or loss. Amounts classified are net of specific allowance for losses. Included in the balance of substandard loans was a loan secured by multi-family residential property, which had a balance of $306,000 and a specific allowance for loan losses of $200,000 as of June 30, 2001. Payments on this loan are approximately twenty-six months delinquent.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                     Year Ended June 30,
                                                                  ---------------------------
                                                                   2001              2000
                                                                  ------            -------
                                                                       (In thousands)
Balance at beginning of period.................................  $   443            $   414
Charge-offs:
  Real estate loans:
    One- to four-family residential............................       --                 10
    Multi-family residential...................................       --                 --
    Agricultural...............................................       --                 --
    Commercial and other.......................................       --                 --
    Construction...............................................       --                 --
  Commercial loans.............................................       --                 --
  Agricultural operating loans.................................       --                 --
  Consumer loans:
    Automobile.................................................       --                 --
    Savings account............................................       --                 --
    Other consumer.............................................        2                 --
                                                                 -------            -------
      Total:...................................................        2                 10
                                                                 -------            -------
Recoveries:
  Real estate loans:
    One- to four-family residential............................       --                 --
    Multi-family residential...................................       --                 --
    Agricultural...............................................       --                 --
    Commercial and other.......................................       --                 --
    Construction...............................................       --                 --
  Commercial loans.............................................       --                 --
  Agricultural operating loans.................................       --                 --
  Consumer loans:
    Automobile.................................................       --                 --
    Savings account............................................       --                 --
    Other consumer.............................................       --                 --
                                                                 -------            -------
      Total:...................................................       --                 --
Net charge-offs................................................        2                 10
                                                                 -------            -------
Provision for losses on loans..................................       39                 39
                                                                 -------            -------
Balance at end of period.......................................  $   480            $   443
                                                                 =======            =======
Ratio of net charge-offs to average loans
  outstanding during the period................................       --%               .02%
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

                                                                            At June 30,
                                                     -----------------------------------------------------------
                                                             2001                           2000
                                                     ---------------------------    ----------------------------
                                                                    Percent of                     Percent of
                                                                  Loans in Each                  Loans in Each
                                                                    Category to                    Category to
                                                     Amount         Total Loans     Amount         Total Loans
                                                     ------       --------------    ------       ---------------
                                                                         (Dollars in thousands)
Real estate - mortgage:
  One- to four-family residential and construction.  $    87           59.72%        $   66           58.60%
  Multi-family residential.........................      229            6.22            241            8.42
  Agricultural.....................................       48           10.08             46           11.38
  Commercial.......................................       76           16.18             60           14.75
Commercial loans...................................       13            1.85             10            1.90
Agricultural operating loans.......................        9            1.30              5            0.92
Consumer loans:
  Automobiles......................................        8            1.01              5            0.94
  Mobile homes.....................................        1            0.06              3            0.16
  Savings account..................................       --            2.34             --            1.81
  Other consumer loans.............................        9            1.24              7            1.12
                                                     -------          ------         ------          ------
    Total allowance for loan losses................  $   480          100.00%        $  443          100.00%
                                                     =======          ======         ======          ======

     Non-Performing Loans and Other Problem Assets. Management reviews the Bank's loans on a regular basis. Loans are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with accounting principles generally accepted in the United States of America, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 114 at the dates indicated. In addition, the Bank had no real estate acquired as a result of foreclosure.

                                                                                       At June 30,
                                                                              -------------------------------
                                                                               2001                     2000
                                                                              ------                   ------
                                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
    One- to four-family residential and construction.......................  $   --                    $   --
    Multi-family residential...............................................     306                       363
    Agricultural...........................................................      --                        --
    Commercial.............................................................      --                        --
  Commercial loans.........................................................      --                        --
  Agricultural operating loans.............................................      --                        --
  Consumer.................................................................      --                        --
                                                                              -----                    ------
     Total.................................................................     306                       363
                                                                              -----                    ------

Accruing loans which are contractually past due 90 days or more:
  Real estate:
    One- to four-family residential and construction.......................     166                        --
    Multi-family residential...............................................      --                        --
    Agricultural...........................................................      --                        --
    Commercial.............................................................      --                       166
  Commercial loans.........................................................       4                         4
  Agricultural operating loans.............................................      --                        --
  Consumer.................................................................      10                        12
                                                                              -----                    ------
     Total.................................................................     180                       182
                                                                              -----                    ------

Total non-performing loans (2).............................................   $ 486                    $  545
                                                                              =====                    ======
Total non-performing loans as a percentage
  of total net loans.......................................................    1.06%                     1.21%
                                                                              =====                    ======

Total non-performing assets as a percentage
  of total assets..........................................................     .66%                      .74%
                                                                              =====                    ======

_______________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) At June 30, 2001 and 2000, non-performing loan balances are presented gross and do not reflect specific loan loss allowances of $200,000.

     Loans generally are placed on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. During the year ended June 30, 2001, gross interest income of $29,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was recognized on such loans during the year ended June 30, 2001.

     At June 30, 2001, the Bank did not have any loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

INVESTMENT ACTIVITIES

     First Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. For additional information, see "Regulation of the Bank -- Liquidity Requirements."

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

     At June 30, 2001, the Bank had $3.3 million in CMOs and REMICs, which amounted to 4.4% of total assets. All of the CMOs and REMICs owned by the Bank are insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of either FNMA or FHLMC. The CMOs and REMICs owned by the Bank are primarily floating rate instruments.

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

     The Company's mortgage-backed securities portfolio, excluding CMOs and REMICs, consists primarily of seasoned fixed-rate mortgage-backed securities. At June 30, 2001, the Bank had $11.3 million, or 15.3% of total assets, in mortgage-backed securities. All of the Bank's mortgage-backed securities are insured or guaranteed by FNMA, FHLMC or GNMA.

     The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                                           At June 30,
                                                                    --------------------------
                                                                      2001             2000
                                                                     ------           ------
                                                                          (In thousands)
          Investment securities held to maturity:
             Municipal obligations...............................   $     -           $  2,235
                                                                    --------          --------

          Investment securities available for sale:
            FHLB obligations.....................................      3,556             4,376
            FHLMC notes..........................................        989               929
            Municipal obligations................................      3,634             1,478
                                                                    --------          --------
              Total investment securities available for sale.....      8,179             6,783
                                                                    --------          --------
                Total investment securities......................   $  8,179          $  9,018
                                                                    ========          ========

          Mortgage-backed securities held to maturity:
            FHLMC participation certificates.....................   $     -           $    808
            GNMA participation certificates......................         -                784
            FNMA participation certificates......................         -              6,483
                                                                    --------          --------
              Total mortgage-backed securities held
                to maturity......................................         -              8,075
                                                                    --------          --------

          Mortgage-backed securities available for sale:
            FHLMC participation certificates.....................      5,577             3,074
            GNMA participation certificates......................        644                -
            FNMA participation certificates......................      8,414             3,474
                                                                    --------          --------
              Total mortgage-backed securities available for sale     14,635             6,548
                                                                    --------          --------
              Total mortgage-backed securities...................     14,635            14,623

          Interest-earning deposits and certificates.............      2,069             1,223
                                                                    --------          --------

                Total investments and mortgage-backed
                  securities:....................................   $ 24,883          $ 24,864
                                                                    ========          ========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment and mortgage-backed securities, including those designated as available for sale at June 30, 2001.

                               One Year or Less   One to Five Years   Five to Ten Years  More than Ten Years
                              ------------------  ------------------  -----------------  --------------------
                              Amortized  Average  Amortized  Average  Amortized  Average  Amortized   Average
                                 Cost    Yield      Cost      Yield     Cost      Yield     Cost       Yield
                              ---------  -------  ---------  -------  ---------  -------  ---------   -------
                                                                     (Dollars in Thousands)
Investment securities:
  FHLB obligations..........  $  1,498    6.03%   $  1,993     6.71%   $   --       -- %   $    --      -- %
  FHLMC Notes...............        --     --           --      --      1,000      6.43         --      --
  State and municipal
    obligations.............        --     --        1,574     4.62     1,046      4.64        975     6.00
  Mortgage-backed securities        --     --           27    12.46       709      6.40     13,863     6.38
  Interest earning deposits.     2,069    3.55          --      --         --       --          --      --
                              --------             -------             ------              -------
      Total.................  $  3,567             $ 3,594             $2,755              $14,838
                              ========             =======             ======              =======
                               Total Investment Portfolio
                               ----------------------------
                               Amortized  Carrying  Average
                                 Cost      Value     Yield
                               ---------  --------  -------
Investment securities:
  FHLB obligations..........    $  3,491   $  3,556  6.42%
  FHLMC Notes...............       1,000        989  6.43
  State and municipal
    obligations.............       3,595      3,634  5.00
  Mortgage-backed securities      14,599     14,635  6.39
  Interest earning deposits.       2,069      2,069  3.55
                                --------    -------
      Total.................    $ 24,754    $24,883
                                ========    =======

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

     Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totaled $4.7 million, or 9.0% of the Bank's total savings portfolio at June 30, 2001. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank were to be unable to obtain funds from alternative sources. However, First Federal has no brokered funds, nor do these Jumbos represent brokered funds.

     Savings deposits in the Bank as of June 30, 2001 were represented by the various types of savings programs described below.

                                                                                     June 30, 2001
  Interest     Minimum                                                   Minimum       Balance in     Percentage of
    Rate         Term           Category                                 Amount        Thousands      Total Savings
  --------     --------         --------                                 -------     -------------    -------------
    2.25%      None             Passbook Savings                        $    50        $  5,427           10.35%
    0.95       None             Demand Checking                             200           1,928            3.68
    1.30       None             Checking with Interest Accounts             200           7,340           14.00
    2.75       None             Money Market Deposit Accounts             2,500           1,522            2.90
*   3.69       None             First Money MMDA Accounts                10,000           1,015            1.94

                                Certificates of Deposit
                                -----------------------

*   4.29       91 days          91 day Fixed Term, Fixed Rate             1,000             437            0.83
*   4.96       6 months         6 Month Fixed Term, Fixed Rate            1,000           3,264            6.23
*   5.63       9 months         9 Month Fixed Term, Fixed Rate            1,000           5,864           11.18
*   6.02       1 year           1 Year, Fixed Term, Fixed Rate            1,000           7,931           15.13
*   6.19       15 months        15 Month Fixed Term, Fixed Rate           1,000           4,702            8.97
*   5.45       18 months        18 Month Fixed Term, Fixed Rate           1,000           2,212            4.22
*   5.62       18 months        IRA 18 Month Fixed Term, Fixed Rate         500           3,732            7.12
*   6.01       24 months        24 Month Fixed Term, Fixed Rate           1,000             961            1.83
*   5.36       30 months        30 Month Fixed Term, Fixed Rate           1,000             139            0.26
*   5.45       36 months        36 Month Fixed Term, Fixed Rate           1,000           1,842            3.51
*   5.12       36 months        IRA 36 Month Fixed Term, Fixed Rate         500             145            0.28
*   5.75       5 years          5 Year Fixed Term, Fixed Rate             1,000           3,387            6.46
*   5.91       5 years          IRA 5 Year, Fixed Term, Fixed Rate          500             582            1.11
                                                                                       --------        --------
                                                                                       $ 52,430          100.00%
                                                                                       ========          ======

____________
*        Represents weighted average interest rate.

     The following table sets forth, for the periods indicated, the average balances and interest rates for interest-bearing demand deposits and time deposits.

                                                                    Year Ended June 30,
                                         --------------------------------------------------------------------
                                                     2001                                   2000
                                         --------------------------------       -----------------------------
                                           Interest-Bearing                     Interest-Bearing
                                             Demand and            Time           Demand and          Time
                                          Savings Deposits      Deposits        Savings Deposits     Deposits
                                         -----------------     ----------       ----------------     --------
                                                                    (Dollars in thousands)
Average balance...........................   $   17,387       $   34,042            $   19,466     $   35,163
Average rate..............................         1.94%            5.74%                2.07%           5.23%

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2001.

                                                               Certificates
      Maturity Period                                           of Deposit
      ---------------                                         --------------
                                                              (In thousands)

      Three months or less...................................     $ 1,061
      More than three through six months.....................       1,838
      More than six through 12 months........................       1,127
      Over 12 months.........................................         718
                                                                  -------
              Total..........................................     $ 4,744
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

                                                                           At June 30,
                                                                   -------------------------
                                                                    2001               2000
                                                                   ------             ------
                                                                     (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances..................................................  $   8,811        $ 6,827

Weighted average rate paid on:
  FHLB advances..................................................      4.98%          5.90%

                                                                           For the Year
                                                                           Ended June 30,
                                                                   -------------------------
                                                                    2001               2000
                                                                   ------             ------
                                                                     (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
  FHLB advances and other borrowed money........................   $ 10,218          $ 7,632

                                                                          For the Year
                                                                          Ended June 30,
                                                                   -------------------------
                                                                    2001               2000
                                                                   ------             ------
                                                                      (Dollars in thousands)
Approximate average borrowings outstanding with respect to:
  FHLB advances and other borrowed money.........................  $  8,239          $ 7,029

Approximate weighted average rate paid on: (1)
  FHLB advances and other borrowed money.........................      5.70%            5.58%

______________
(1) Weighted average computed by dividing total interest paid by average balance outstanding.

     As of June 30, 2001, the Bank had $8.8 million in advances outstanding. Further asset growth may be funded through additional advances.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2001, the Bank was authorized to invest up to $2.2 million in the stock of or loans to subsidiaries, including the additional 1.0% investment for community inner-city and community development purposes. The Bank has one wholly owned subsidiary:
Cynthiana Service Corporation, a Kentucky corporation, formed for the purpose of holding the Bank's investments in data processing operations. At June 30, 2001, the Bank's total investment in the subsidiary was $15,000. The operations of Cynthiana Service Corporation are not consolidated with the operations of the Bank as the subsidiary's operations were immaterial.

PERFORMANCE RATIOS

     The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                                            At or for the
                                                                           Year Ended June 30,
                                                                         --------------------
                                                                           2001         2000
                                                                         -------       ------
   Return on assets (net earnings divided by
      average total assets)....................................            1.01%         1.11%
   Return on average stockholders' equity (net earnings
      divided by average stockholders' equity).................            5.87          6.27
   Dividend payout ratio (dividends declared per share
      divided by net earnings per share).......................           68.75         62.50
   Interest rate spread (combined weighted average
      interest rate earned less combined weighted
      average interest rate cost)..............................            2.84          3.03
   Ratio of average interest-earning assets to
      average interest-bearing liabilities.....................          118.92        119.11
   Ratio of noninterest expense to average total assets........            2.33          2.29

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

EMPLOYEES

     As of June 30, 2001, the Company had 19 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

     The following sets forth information with respect to the executive officers of the Company who do not serve on the Board of Directors.

                               Age at
                              June 30,
         Name                   2001        Title
         ----                 ---------     -----
         Kevin R. Tolle          44          Vice President, Secretary/Treasurer
         Robbie G. Cox           54          Vice President

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

REGULATION OF THE COMPANY

     GENERAL. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

     FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law legislation that could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies will have broader insurance underwriting powers than national banks and may engage in merchant banking activities after the adoption of implementing regulations. Merchant banking activities may also become available to national bank subsidiaries after five years. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

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

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 2001, First Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 2001, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S.
Government are given a 0% risk weight. As of June 30, 2001, the Bank's risk-weighted assets were approximately $42.3 million.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2001.

                                                                                               Percent of
                                                                           Amount              Assets(1)
                                                                           ------              ---------
                                                                               (Dollars in Thousands)
          Tangible capital.............................................  $  11,016               14.9%
          Tangible capital requirement.................................      1,108                1.5
                                                                         ---------            -------
            Excess.....................................................  $   9,908               13.4%
                                                                         =========             ======

          Core capital.................................................  $  11,016               14.9%
          Core capital requirement.....................................      2,954                4.0
                                                                         ---------            -------
            Excess.....................................................  $   8,062               10.9%
                                                                         =========             ======

          Total capital (i.e., core and supplementary capital).........  $  11,296               26.7%
          Risk-based capital requirement...............................      3,380                8.0
                                                                         ---------            -------
            Excess.....................................................  $   7,916               18.7%
                                                                         =========             ======

__________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 2001, approximately 76.6% of the Bank's portfolio assets were invested in Qualified Thrift Investments.

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

     The FDIC has adopted an assessment schedule for deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings has been reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Institutions are also assessed to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the Federal government established to finance takeovers of insolvent thrifts. Both BIF and SAIF members are assessed at the same rate for FICO payments. This rate is reset quarterly. For the third calendar quarter of 2001, the rate is set at
1.88 basis points and will be reduced to 1.84 basis points in the fourth quarter.

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

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets consistent with safe and sound operations.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2001, of $1.4 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 2001, the Bank had $8.8 million in advances and other borrowings from the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $42.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2001, the Bank met its reserve requirements.

TAXATION

     The Company and the Bank will file a consolidated federal income return for the year ended June 30, 2001.

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

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. The Bank is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended June 30, 2001, the amount of such expense for the Bank was $56,000.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's two offices at June 30, 2001.

                                                                  Book Value
                                  Year           Owned or         at June 30,           Approximate
                                 Opened           Leased             2001             Square Footage
                                 ------           ------             ----             --------------
308 North Main Street             1975             Owned          $  230,000               4,278
Cynthiana, Kentucky

106 Ladish Road
Cynthiana, Kentucky               1994             Owned          $  840,000               2,500

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Bank is party to a lawsuit captioned Family Bank, FSB and First Federal Savings Bank v. Oscar S. Blankenship a/k/a O. Sam Blankenship and Jenny Blankenship filed in the Johnson Circuit Court, Division No. II, Commonwealth of Kentucky. The lawsuit is a collection action seeking recovery of three loans of which the Bank has an interest in two. The suit also asks for the court to sell the property securing the loans with the proceeds to be used to repay all amounts owed. The defendants filed an answer on February 3, 2000 making various counterclaims alleging breach of contract, breach of fiduciary duty and unspecified violations of federal banking laws. The defendants are seeking money damages (including punitive damages) of an unspecified amount. Certain of the counterclaims relate only to the one loan in which the Bank does not have any interest. While the Bank does not believe there is any merit in the counterclaims, it is preparing an appropriate defense to them. The case is currently in the discovery stage of litigation and settlement discussions are ongoing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
--------------------------------------------------------------------------------

     The Common Stock began trading under the symbol "KYF" on the American Stock Exchange on August 29, 1995. As of September 21, 2001, there were 940,165 shares of the Common Stock outstanding. The number of registered holders as of that date was 257.

     The following table shows the high and low stock prices for the Common Stock and dividends declared on a quarterly basis for the past two fiscal years.

                    Quarter                                                                Dividends
                     Ended                            High               Low                Declared
                    -------                           ----               ---               ----------
                    September 30, 1999              $12.0000           $11.1250            $0.125
                    December 31, 1999               $11.5000           $10.0000            $0.125
                    March 31, 2000                  $10.3750           $ 9.7500            $0.125
                    June 30, 2000                   $10.1870           $ 9.9375            $0.125

                    September 30, 2000              $10.4375           $10.0000            $0.125
                    December 31, 2000               $10.6250           $10.1875            $0.125
                    March 31, 2001                  $11.5000           $10.2500            $0.150
                    June 30, 2001                   $12.5000           $11.1000            $0.150

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

GENERAL

     The Company's principal business since August 28, 1995 has been that of the Bank. Therefore, this discussion relates primarily to the Bank. Historically, the Bank has functioned as a financial intermediary, attracting deposits from the general public and using such deposits to make and purchase mortgage and other loans and, to a lesser extent, to purchase investment and mortgage-backed securities. As such, its earnings have depended primarily on its net interest income, or "spread," which is the difference between the amount it receives from interest earned on loans and investments ("interest-earning assets") and the amount it pays in interest on its deposits and borrowings ("interest-bearing liabilities"). Results of operations are also dependent upon the level of the Bank's other income, including fee income and service charges and by the level of its general, administrative and other expense, including employee compensation and benefits, occupancy and equipment expense and other operating expenses.

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

     The following tables set forth the interest rate sensitivity of the Bank's net portfolio value as of June 30, 2001 and June 30, 2000, in the event of 1%, 2%, and 3% instantaneous and permanent increases and decreases in market interest rates, respectively.

                                     NET PORTFOLIO VALUE, JUNE 30, 2001
                                                                           NPV  as  %  of  Portfolio
                                    Net Portfolio Value                           Value of Assets
            Change         --------------------------------------       --------------------------------
            in Rates       Amount         $ Change      % Change        NPV Ratio    Basis Point Changes
            --------       ------         --------      --------        ---------    -------------------
                                              (Dollars in thousands)
            +300 bp        $  9,047      $  (4,083)        (31)%          12.71%          (450) bp
            +200 bp          10,445         (2,685)        (20)           14.33           (288) bp
            +100 bp          11,830         (1,300)        (10)           15.86           (135) bp
               0 bp          13,130                                       17.21
            -100 bp          14,032            902           7            18.07             86  bp
            -200 bp          14,754          1,624          12            18.70            149  bp
            -300 bp          15,465          2,335          18            19.29            208  bp

                                     NET PORTFOLIO VALUE, JUNE 30, 2000
                                                                            NPV  as  %  of  Portfolio
                                    Net Portfolio Value                           Value of Assets
            Change         --------------------------------------       --------------------------------
            in Rates       Amount         $ Change      % Change        NPV Ratio    Basis Point Changes
            --------       ------         --------      --------        ---------    -------------------
                                               (Dollars in thousands)
            +300 bp        $  9,050      $  (4,061)        (31)%          13.12%          (460) bp
            +200 bp          10,396         (2,715)        (21)           14.72           (300) bp
            +100 bp          11,762         (1,349)        (10)           16.27           (145) bp
               0 bp          13,111                                       17.72
            -100 bp          14,313          1,202           9            18.94            122  bp
            -200 bp          15,184          2,073          16            19.77            205  bp
            -300 bp          16,056          2,945          22            20.57            285  bp

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

                                                                              Year Ended June 30,
                                       ----------------------------------------------------------------------------------------
                                                   2001                           2000                         1999
                                       ----------------------------   ----------------------------- ---------------------------
                                                            Average                        Average                     Average
                                                            Yield/                          Yield/                     Yield/
                                       Balance    Interest   Cost     Balance    Interest    Cost   Balance  Interest    Cost
                                       -------    -------- ---------  -------    --------  -------  -------  --------  -------
                                                                       (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net (1)........... $  45,637  $  3,688   8.08%    $ 46,913   $ 3,728     7.95% $48,157   $3,914    8.13%
  Mortgage-backed securities..........    14,241       959   6.73       15,167       990     6.53   16,883    1,096    6.49
  Investment securities...............     8,953       525   5.86        9,213       521     5.66    9,138      529    5.79
  Other interest-earning assets.......     2,126       131   6.16        2,145       125     5.83    2,261      126    5.57
                                       ---------  --------            --------   -------           -------   ------
    Total interest-earning assets.....    70,957     5,303   7.47       73,438     5,364     7.30   76,439    5,665    7.41
Non-interest-earning assets...........     1,875                         2,468                       2,339
                                       ---------                      --------                     -------
    Total assets...................... $  72,832                      $ 75,906                     $78,778
                                       =========                      ========                     =======

Interest-bearing liabilities:
  Deposits............................ $  51,429     2,292   4.46     $ 54,629     2,241     4.10   56,945    2,418    4.25
  Borrowings..........................     8,239       470   5.70        7,029       392     5.58    7,401      390    5.27
                                       ---------  --------            --------   -------           -------   ------
     Total interest-bearing
       liabilities....................    59,668     2,762   4.63       61,658     2,633     4.27   64,346    2,808    4.36
                                                  -------- ------                -------    -----            ------  ------
Non-interest-bearing liabilities......       566                           853                         642
                                       ---------                      --------                     -------
     Total liabilities................    60,234                        62,511                      64,988
Shareholders' equity..................    12,598                        13,395                      13,790
                                       ---------                      --------                     -------
     Total liabilities and
       shareholders' equity........... $  72,832                      $ 75,906                     $78,778
                                       =========                      ========                     =======

Net interest income...................            $  2,541                       $  2,731                    $2,857
                                                  ========                       ========                    ======

Interest rate spread (2)..............                       2.84%                            3.03%                    3.05%
                                                           ======                           ======                   ======
Net yield on interest-earning
  assets (3)..........................                       3.58%                            3.72%                    3.74%
                                                           ======                           ======                   ======
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities.................                     118.92%                          119.11%                  118.79%
                                                           ======                           ======                   ======

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

                                                                     Year Ended June 30,
                                         --------------------------------------------------------------------------
                                           2001        vs.       2000                   2000       vs.       1999
                                         -------------------------------            -------------------------------
                                                 Increase (Decrease)                      Increase (Decrease)
                                                      Due to                                      Due to
                                         -------------------------------            ------------------------------
                                           Rate      Volume       Total              Rate      Volume       Total
                                           ----      ------       -----              ----      ------       -----
                                                                        (In thousands)
Interest income:
  Loans................................  $   66      $ (106)    $   (40)           $  (86)    $ (100)     $ (186)
  Mortgage-backed securities (1).......      34         (65)        (31)                6       (112)       (106)
  Investment securities (1)............      16         (12)          4               (12)         4          (8)
  Other interest-earning assets........       7          (1)          6                 8         (9)         (1)
                                         ------      ------     -------            ------     -------     -------
     Total interest-earning assets.....     123        (184)        (61)              (84)      (217)       (301)
                                         ------      ------     -------            ------     ------      ------

Interest expense:
  Deposits.............................     159        (108)         51               (81)       (96)       (177)
  Borrowings...........................       9          69          78                15        (13)          2
                                         ------      ------     -------            ------     ------      ------
     Total interest-bearing
       liabilities.....................     168         (39)        129               (66)      (109)       (175)
                                         ------      ------     -------            ------   ----------    ------
Decrease in net interest income........                         $  (190)                                  $ (126)
                                                                =======                                   ======

______________
(1)      Includes securities designated as available for sale.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2001 AND 2000

     At June 30, 2001, the Company's consolidated total assets amounted to $74.2 million, an increase of $337,000, or 0.5%, from the total at June 30, 2000. The increase in assets resulted primarily from an increase of $2.0 million in advances from the Federal Home Loan Bank, offset by a decrease in deposits of $854,000, a decrease in other liabilities of $430,000 and a decrease in shareholders' equity of $443,000.

     Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $136,000, or 1.3%, to a total of $10.8 million at June 30, 2001. Investment securities totaling $2.2 million matured during the period, while purchases totaled $1.0 million. Net unrealized gains on investment securities, reflective of items transferred to the available for sale classification, improved by $366,000 during the period. Cash and interest-bearing deposits increased by $975,000. Mortgage-backed securities totaled $14.6 million at June 30, 2001, an increase of $12,000, or 0.1%, from June 30, 2000 levels. Principal repayments on mortgage-backed securities totaled $2.2 million during the period while purchases totaled $2.0 million. Net unrealized gains on mortgage backed securities, reflective of items transferred to the available for sale classification, improved by $172,000 during the period. Proceeds from maturities of investment and mortgage-backed securities were primarily used to fund deposit withdrawals and loan portfolio growth.

     Net loans receivable increased by $800,000, or 1.8%, during the period, to a total of $45.7 million at June 30, 2001. Loan disbursements of $9.5 million and loan purchases of $3.1 million exceeded principal repayments of $11.9 million. The allowance for loan losses totaled $480,000 at June 30, 2001, as compared to $443,000 at June 30, 2000. Non-performing loans totaled $286,000 at June 30, 2001, as compared to $345,000 at June 30, 2000. The allowance for loan losses represented 168% of non-performing loans as of June 30, 2001 and 128% at June 30, 2000. Although management believes that its allowance for loan losses at June 30, 2001 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

     Deposits totaled $52.4 million at June 30, 2001, a decrease of $854,000, or 1.6%, from June 30, 2000 levels. Advances from the FHLB totaled $8.8 million at June 30, 2001, an increase of $2.0 million, or 29.1%, from the total at June 30, 2000.

     The Company's shareholders' equity amounted to $12.5 million at June 30, 2001, a decrease of $443,000, or 3.4%, from June 30, 2000 levels. The decrease resulted from purchases of treasury stock totaling $1.3 million, from dividends paid on common stock totaling $507,000 and from a decrease related to the transfer of securities to the available for sale classification of $174,000, which were offset by an improvement in unrealized gains on securities designated as available for sale of $527,000, by fiscal 2001 net earnings of $739,000, by the issuance of shares under the stock option plan of $39,000 and by the amortization of stock benefit plans of $193,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

     GENERAL. Net earnings amounted to $739,000 for the fiscal year ended June 30, 2001, a decrease of $101,000, or 12.0%, compared to the $840,000 of net earnings reported in fiscal 2000. The decrease in net earnings in the current period was due to a $190,000 decrease in net interest income, which was partially offset by a $1,000 increase in other income, a $42,000 decrease in general, administrative and other expense and a $46,000 decrease in the provision for federal income taxes.

     NET INTEREST INCOME. Interest income totaled $5.3 million for the fiscal year ended June 30, 2001, a decrease of $61,000, or 1.1%, from the $5.4 million of interest income reported in fiscal 2000. The decrease resulted from a $2.5 million, or 3.4%, decrease in the weighted-average balance of interest earning assets outstanding, which was offset by a 17 basis point increase in the average yield, from 7.30% during fiscal 2000 to 7.47% during fiscal 2001. Interest income on loans decreased by $40,000, or 1.1%, due to a $1.3 million, or 2.7%, decrease in the weighted-average balances of loans outstanding, which was offset by a 13 basis point increase in yield, from 7.95% during fiscal 2000 to 8.08% during fiscal 2001. Interest income on mortgage-backed securities decreased by $31,000, or 3.1%, due to a $926,000, or 6.1%, decrease in the weighted-average balance outstanding, which was offset by a 20 basis point increase in average yield, from 6.53% during fiscal 2000 to 6.73% during fiscal 2001. Interest income on investment securities and interest-bearing deposits increased by $10,000, or 1.5%, due to a 23 basis point increase in average yield from 5.69% during fiscal 2000 to 5.92% during fiscal 2001, which was offset by a $279,000, or 2.5%, decrease in the weighted-average balance outstanding.

     Interest expense totaled $2.8 million for the fiscal year ended June 30, 2001, an increase of $129,000, or 4.9%, from the $2.6 million of total interest expense reported in fiscal 2000. Interest expense on deposits increased by $51,000, or 2.3%, due to a 36 basis point increase in the average cost of deposits, from 4.10% during fiscal 2000 to 4.46% during fiscal 2001, which was offset by a $3.2 million, or 5.9%, decrease in the weighted-average balance of deposits outstanding. Interest expense on borrowings increased by $78,000, or 19.9%, due to a $1.2 million, or 17.2%, increase in the weighted-average balance of such advances outstanding and due to a 12 basis point increase in the average cost of advances from the Federal Home Loan Bank from 5.58% during fiscal 2000 to 5.70% during fiscal 2001.

     As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $190,000, or 7.0%, to a total of $2.5 million for the fiscal year ended June 30, 2001, as compared to fiscal 2000. The interest rate spread amounted to approximately 2.84% and 3.03% during the respective fiscal 2001 and 2000 years, while the net interest margin amounted to approximately 3.58% in fiscal 2001 and 3.72% in fiscal 2000.

     PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectability of the Bank's loan portfolio. As a result of such analysis, management recorded a $39,000 provision for losses on loans during each of the fiscal years ended June 30, 2001 and 2000. The provision in the current year is reflective of management's concern about the level of the Bank's non-performing loans. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on non-performing assets in the future.

     OTHER INCOME. Other income increased by $1,000, or 0.5%, for the fiscal year ended June 30, 2001, compared to fiscal 2000, due to a $12,000, or 23.6%, increase in other operating income and due to a gain on investment securities transactions of $3,000 in fiscal 2001 compared to the lack of any gain or loss on such transactions in fiscal 2000, which were offset by a $14,000, or 8.3%, decrease in service charges on deposits. The increase in other operating income was due primarily to an increase in income from late charges on loan payments in fiscal 2001. The decrease in service charges on deposits was related to the introduction of a service charge free non-interest paying checking account product during fiscal 2001.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $1.7 million for the fiscal year ended June 30, 2001, a decrease of $42,000, or 2.4%, from fiscal 2000. The decrease was due to a $29,000, or 2.9%, decrease in employee compensation and benefits, a $2,000, or 1.4%, decrease in data processing, to a $6,000, or 8.7%, decrease in state franchise tax and a $5,000, or 1.4%, decrease in other operating expense.

     The decrease in employee compensation and benefits was primarily due to a decrease in expenses related to the expiration of a stock benefit management recognition plan during the last quarter of fiscal 2001 as well as to an increase in the amounts of the direct costs of loan department personnel which were able to be deferred rather than expensed during the current period as a result of increased loan origination volume during fiscal 2001. The decrease in state franchise tax was due to a reduction in fiscal 2001 in the Bank's state savings and loan tax, which is based on the balance of deposits and capital less certain qualifying deductions.

     FEDERAL INCOME TAXES. The provision for federal income taxes totaled $288,000 for the fiscal year ended June 30, 2001, a decrease of $46,000, or 13.8%, compared to fiscal 2000. This decrease resulted primarily from a decrease in net earnings before taxes of $147,000, or 12.5%. The effective tax rates were 28.0% and 28.4% for the fiscal years ended June 30, 2001 and 2000, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

     GENERAL. Net earnings amounted to $840,000 for the fiscal year ended June 30, 2000, a decrease of $26,000, or 3.0%, compared to the $866,000 of net earnings reported in fiscal 1999. The decrease in net earnings was due to a $126,000 decrease in net interest income and a $9,000 increase in the provision for losses on loans, which were partially offset by a $32,000 increase in other income, a $61,000 decrease in general, administrative and other expense and a $16,000 decrease in the provision for federal income taxes.

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

     PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectability of the Bank's loan portfolio. As a result of such analysis, management recorded a $39,000 and a $30,000 provision for losses on loans during the fiscal years ended June 30, 2000 and 1999, respectively. The increase in the provision was reflective of management's concern about a moderate increase in the level of the Bank's non-performing loans.

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

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $1.7 million for the fiscal year ended June 30, 2000, a decrease of $61,000, or 3.4%, from fiscal 1999. The decrease was due to a $19,000, or 1.9%, decrease in employee compensation and benefits, a $19,000, or 10.1%, decrease in occupancy and equipment expense, and a $33,000, or 8.78%, decrease in other operating expense, which were partially offset by a $9,000, or 6.8%, increase in data processing.

     The decrease in employee compensation and benefits was primarily due to a decrease in expenses of the employee stock benefit plan related to the reduced market value of the Company's stock and due to the director retirement plan becoming fully funded prior to the beginning of fiscal 2000. The decrease in other operating expense was primarily due to a decrease in assessment rates of federal deposit insurance premiums and due to the reduction of outsourced internal audit services and the elimination of asset/liability consulting services. Internal audit and asset/liability management functions are now being performed by the Bank's staff. The increase in data processing was primarily due to increased charges for on-line services and ATM processing related to preparing computer systems for the change to calendar year 2000.

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

     First Federal's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. In addition, as a member of the FHLB of Cincinnati, the Bank is eligible to borrow funds from the FHLB of Cincinnati in the form of advances. First Federal is required by OTS regulations to maintain minimum levels of liquid assets consistent with safe and sound operation.

     The Bank's liquid assets consist of cash and cash equivalents and the portfolio of investment and mortgage-backed securities. The level of liquid assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 2001, the Bank had outstanding commitments to originate loans totaling $380,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2001, totaled $27.7 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

     First Federal's capital ratios are substantially in excess of current regulatory capital requirements. At June 30, 2001, the Bank's tangible and core capital amounted to 14.9% of adjusted total assets, or 13.4% and 10.9%, respectively, in excess of the Bank's current 1.5% tangible and 4.0% core capital requirements. Additionally, the Bank's risk-based capital ratio was 26.7% at June 30, 2001, or 18.7% in excess of the Bank's 8.0% risk-based capital requirement.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

     An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, but only if the first quarter financial statements have not previously been issued. SFAS No. 142 is not expected to have a material effect on the Corporation's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants...........................44
Consolidated Statements of Financial Condition...............................45
Consolidated Statements of Earnings..........................................46
Consolidated Statements of Comprehensive Income..............................47
Consolidated Statements of Shareholders' Equity..............................48
Consolidated Statements of Cash Flows........................................49
Notes to Consolidated Financial Statements...................................51

                       [Letterhead of Grant Thornton LLP]


               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
Kentucky First Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Kentucky First Bancorp, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky First Bancorp, Inc. as of June 30, 2001 and 2000, and the consolidated results of its operations, comprehensive income and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Granton Thornton LLP


Cincinnati, Ohio
September 6, 2001

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    June 30,
                        (In thousands, except share data)

         ASSETS                                                                                2001                2000
Cash and due from banks                                                                     $   507             $   378
Interest-bearing deposits in other financial institutions                                     2,069               1,223
                                                                                            -------             -------
         Cash and cash equivalents                                                            2,576               1,601

Investment securities available for sale - at market                                          8,179               6,783
Investment securities held to maturity - at amortized cost, approximate
  market value of $2,223 as of June 30, 2000                                                     -                2,235
Mortgage-backed securities available for sale - at market                                    14,635               6,548
Mortgage-backed securities held to maturity - at amortized cost, approximate
  market value of $7,823 as of June 30, 2000                                                     -                8,075
Loans receivable - net                                                                       45,720              44,920
Office premises and equipment - at depreciated cost                                           1,137               1,203
Federal Home Loan Bank stock - at cost                                                        1,399               1,301
Accrued interest receivable                                                                     464                 424
Prepaid expenses and other assets                                                                81                 520
Prepaid federal income taxes                                                                      7                  86
Deferred federal income taxes                                                                    -                  165
                                                                                            -------             -------

         Total assets                                                                       $74,198             $73,861
                                                                                            =======              ======


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $52,430             $53,284
Advances from the Federal Home Loan Bank                                                      8,811               6,827
Accrued interest payable                                                                        158                 147
Other liabilities                                                                               190                 620
Deferred federal income taxes                                                                    69                  -
                                                                                            -------             -------
         Total liabilities                                                                   61,658              60,878

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                                             -                   -
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                                      14                  14
  Additional paid-in capital                                                                  9,264               9,320
  Retained earnings - restricted                                                              8,986               8,754
  Less shares acquired by stock benefit plans                                                  (555)               (798)
  Less 448,460 and 333,933 shares of treasury stock at June 30, 2001
    and 2000, respectively - at cost                                                         (5,254)             (4,039)
  Accumulated comprehensive income (loss), unrealized gains (losses) on
    securities designated as available for sale, net of related tax effects                      85                (268)
                                                                                            -------             -------
         Total shareholders' equity                                                          12,540              12,983
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                         $74,198             $73,861
                                                                                            =======             =======

The accompanying notes are an integral part of these statements.

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                           For the year ended June 30,
                        (In thousands, except share data)

                                                                                2001             2000              1999
Interest income
  Loans                                                                       $3,688           $3,728            $3,914
  Mortgage-backed securities                                                     959              990             1,096
  Investment securities                                                          525              521               529
  Interest-bearing deposits and other                                            131              125               126
                                                                              ------           ------            ------
         Total interest income                                                 5,303            5,364             5,665

Interest expense
  Deposits                                                                     2,292            2,241             2,418
  Borrowings                                                                     470              392               390
                                                                              ------           ------            ------
         Total interest expense                                                2,762            2,633             2,808
                                                                              ------           ------            ------

         Net interest income                                                   2,541            2,731             2,857

Provision for losses on loans                                                     39               39                30
                                                                              ------           ------            ------

         Net interest income after provision
           for losses on loans                                                 2,502            2,692             2,827

Other income
  Gain on investment securities transactions                                       3               -                  5
  Service charges on deposit accounts                                            154              168               133
  Other operating                                                                 63               51                49
                                                                              ------           ------            ------
         Total other income                                                      220              219               187

General, administrative and other expense
  Employee compensation and benefits                                             981            1,010             1,029
  Occupancy and equipment                                                        169              169               188
  Data processing                                                                140              142               133
  State franchise tax                                                             63               69                68
  Other operating                                                                342              347               380
                                                                              ------           ------            ------
         Total general, administrative and other expense                       1,695            1,737             1,798
                                                                              ------           ------            ------

         Earnings before income taxes                                          1,027            1,174             1,216

Federal income taxes
  Current                                                                        236              260               361
  Deferred                                                                        52               74               (11)
                                                                              ------           ------            ------
         Total federal income taxes                                              288              334               350
                                                                              ------           ------            ------
         NET EARNINGS                                                         $  739           $  840            $  866
                                                                              ======           ======            ======
         EARNINGS PER SHARE
           Basic                                                               $.80             $.80              $.77
                                                                                ===              ===               ===
           Diluted                                                             $.79             $.79              $.75
                                                                                ===              ===               ===

The accompanying notes are an integral part of these statements.

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                           For the year ended June 30,
                                 (In thousands)

                                                                                         2001        2000         1999
Net earnings                                                                           $  739       $  840       $  866

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $273, $(79)
    and $(104) in 2001, 2000 and 1999, respectively                                       529         (154)        (202)
  Reclassification adjustment for realized gains
    included in earnings, net of tax of $1 and $2 for the
    years ended June 30, 2001 and 1999, respectively                                       (2)          -            (3)
                                                                                       ------       ------       ------

Comprehensive income                                                                   $1,266       $  686       $  661
                                                                                       ======       ======       ======

Accumulated comprehensive income (loss)                                                $   85       $ (268)      $ (114)
                                                                                       ======       ======       =======

The accompanying notes are an integral part of these statements.

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                For the years ended June 30, 2001, 2000 and 1999
                        (In thousands, except share data)



                                                                             ADDITIONAL
                                                                 COMMON         PAID-IN         RETAINED
                                                                  STOCK         CAPITAL         EARNINGS
Balance at July 1, 1998                                          $   14          $9,291           $8,144

Purchase of treasury stock                                           -               -                -
Amortization expense of stock benefit plans                          -               34               -
Net earnings for the year ended June 30, 1999                        -               -               866
Cash dividends of $.50 per share                                     -               -              (563)
Issuance of shares under stock option plan                           -              (25)              -
Unrealized losses on securities designated as
  available for sale, net of related tax effects                     -               -                -
                                                                  -----           -----            -----

Balance at June 30, 1999                                             14           9,300            8,447

Purchase of treasury stock                                           -               -                -
Amortization expense of stock benefit plans                          -               11               -
Net earnings for the year ended June 30, 2000                        -               -               840
Cash dividends of $.50 per share                                     -               -              (533)
Issuance of shares under stock option plan                           -                9               -
Unrealized losses on securities designated as
  available for sale, net of related tax effects                     -               -                -
                                                                  -----           -----            -----

Balance at June 30, 2000                                             14           9,320            8,754

Purchase of treasury stock                                           -               -                -
Amortization expense of stock benefit plans                          -              (50)              -
Net earnings for the year ended June 30, 2001                        -               -               739
Cash dividends of $.55 per share                                     -               -              (507)
Issuance of shares under stock option plan                           -               (6)              -
Transfer of securities to available for sale classification          -               -                -
Unrealized gains on securities designated as
  available for sale, net of related tax effects                     -               -                -
                                                                  -----           -----            -----

Balance at June 30, 2001                                        $    14          $9,264           $8,986
                                                                 ======           =====            =====
                                                                                                     UNREALIZED
                                                                                                  GAINS (LOSSES)
                                                                         SHARES                    ON SECURITIES
                                                                       ACQUIRED                       DESIGNATED
                                                                       BY STOCK     TREASURY        AS AVAILABLE
                                                                  BENEFIT PLANS        STOCK            FOR SALE        TOTAL
Balance at July 1, 1998                                              $(1,249)        $(1,883)            $    91      $14,408

Purchase of treasury stock                                                -           (1,050)                 -        (1,050)
Amortization expense of stock benefit plans                              225              -                   -           259
Net earnings for the year ended June 30, 1999                             -               -                   -           866
Cash dividends of $.50 per share                                          -               -                   -          (563)
Issuance of shares under stock option plan                                -              142                  -           117
Unrealized losses on securities designated as
  available for sale, net of related tax effects                          -               -                 (205)        (205)
                                                                       -----           -----              ------      -------

Balance at June 30, 1999                                              (1,024)         (2,791)               (114)      13,832

Purchase of treasury stock                                                -           (1,312)                 -        (1,312)
Amortization expense of stock benefit plans                              226              -                   -           237
Net earnings for the year ended June 30, 2000                             -               -                   -           840
Cash dividends of $.50 per share                                          -               -                   -          (533)
Issuance of shares under stock option plan                                -               64                  -            73
Unrealized losses on securities designated as
  available for sale, net of related tax effects                          -               -                 (154)        (154)
                                                                       -----           -----              ------      -------

Balance at June 30, 2000                                                (798)         (4,039)               (268)      12,983

Purchase of treasury stock                                                -           (1,260)                 -        (1,260)
Amortization expense of stock benefit plans                              243              -                   -           193
Net earnings for the year ended June 30, 2001                             -               -                   -           739
Cash dividends of $.55 per share                                          -               -                   -          (507)
Issuance of shares under stock option plan                                -               45                  -            39
Transfer of securities to available for sale classification               -               -                 (174)        (174)
Unrealized gains on securities designated as
  available for sale, net of related tax effects                          -               -                  527          527
                                                                       -----           -----              ------      -------

Balance at June 30, 2001                                              $ (555)        $(5,254)            $    85      $12,540
                                                                       =====          ======              ======       ======

The accompanying notes are an integral part of these statements.

                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the year ended June 30,
                                 (In thousands)

                                                                                    2001            2000           1999
Cash flows from operating activities:
  Net earnings for the year                                                      $   739         $   840       $    866
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                               (19)             (1)           (11)
    Amortization of deferred loan origination fees                                   (23)            (14)           (21)
    Depreciation and amortization                                                     79              83            100
    Provision for losses on loans                                                     39              39             30
    Amortization of expense related to stock benefit plans                           193             237            259
    Gain on investment securities transactions                                        (3)             -              (5)
    Federal Home Loan Bank stock dividends                                           (98)            (89)           (82)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                    (40)            (15)            83
      Prepaid expenses and other assets                                              439             (41)           (19)
      Accrued interest payable                                                        11              56            (26)
      Other liabilities                                                             (430)             30             47
      Federal income taxes
        Current                                                                       79              95            (37)
        Deferred                                                                      52              74            (11)
                                                                                 -------         -------       --------
         Net cash provided by operating activities                                 1,018           1,294          1,173

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                  2,216           1,175          7,173
  Purchase of investment securities designated as available for sale              (1,000)         (1,485)        (6,369)
  Purchase of mortgage-backed securities designated as available for sale         (2,010)           (978)        (3,975)
  Principal repayments on mortgage-backed securities                               2,178           2,602          5,352
  Purchase of loans                                                               (3,139)         (2,908)        (2,601)
  Loan principal repayments                                                       11,850          11,329         15,387
  Loan disbursements                                                              (9,527)         (5,565)       (11,795)
  Purchase of office premises and equipment                                          (13)            (15)           (15)
                                                                                 -------         -------       --------
         Net cash provided by investing activities                                   555           4,155          3,157
                                                                                 -------         -------       --------

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                   1,573           5,449          4,330
                                                                                 -------         -------       --------

                          KENTUCKY FIRST BANCORP, INC.

                           For the year ended June 30,

                                                                                    2001            2000           1999
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                 $ 1,573         $ 5,449       $  4,330

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                               (854)         (3,344)            62
  Proceeds from Federal Home Loan Bank advances                                    7,500           4,536          6,900
  Repayment of Federal Home Loan Bank advances                                    (5,516)         (4,712)       (10,309)
  Proceeds from note payable                                                         100             550             -
  Repayment of note payable                                                         (100)           (550)            -
  Purchase of treasury stock                                                      (1,260)         (1,312)        (1,050)
  Proceeds from issuance of shares under stock option plan                            39              73            117
  Dividends on common stock                                                         (507)           (533)          (563)
                                                                                 -------         -------       --------
         Net cash used in financing activities                                      (598)         (5,292)        (4,843)
                                                                                 -------         -------       --------

Net increase (decrease) in cash and cash equivalents                                 975             157           (513)

Cash and cash equivalents at beginning of year                                     1,601           1,444          1,957
                                                                                 -------         -------       --------

Cash and cash equivalents at end of year                                         $ 2,576         $ 1,601       $  1,444
                                                                                 =======         =======       ========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                        $    240         $   166       $    419
                                                                                ========         =======       ========

    Interest on deposits and borrowings                                         $  2,751         $ 2,577       $  2,834
                                                                                ========         =======        =======

Supplemental disclosure of noncash investing activities:
  Transfer of investment and mortgage-backed securities to an
    available for sale classification                                           $ 10,310         $    -        $     -
                                                                                ========         =======        =======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                        $    529         $  (154)      $   (205)
                                                                                ========         =======       ========

The accompanying notes are an integral part of these statements.

                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2001, 2000 and 1999


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

     The consolidated financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

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

     2.   Investment Securities and Mortgage-Backed Securities
          ----------------------------------------------------

     The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that investments in debt and equity securities be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are to be carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities designated as available for sale are carried at fair value with the resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively. During fiscal 2001, management elected to transfer all investment and mortgage-backed securities from the held to maturity portfolio to an available for sale classification, in conjunction with the adoption of SFAS No. 133. Securities transferred totaled $10.3 million, resulting in the recognition of a net unrealized loss upon transfer of $174,000.

                          Kentucky First Bancorp, Inc.

                          June 30, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    2.  Investment Securities and Mortgage-Backed Securities (continued)
        ----------------------------------------------------------------

     At June 30, 2001 and 2000, the Corporation's shareholders' equity reflected a net unrealized gain of $85,000 and a net unrealized loss of $268,000, respectively, on securities designated as available for sale. Realized gains and losses on sales of securities are recognized using the specific identification method.

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

                          June 30, 2001, 2000 and 1999


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

     The Savings Bank had one loan totaling $306,000 and $363,000 at June 30, 2001 and 2000, respectively, that met the definition for impairment under SFAS No. 114. The allowance for losses specifically related to this account amounted to $200,000 at June 30, 2001 and 2000.

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

                          June 30, 2001, 2000 and 1999


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

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     9.   Benefit Plans
          -------------

     The Corporation provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21 through the Kentucky First Bancorp, Inc. Employee Stock Ownership Plan ("ESOP"). Expense recognized related to the ESOP totaled approximately $129,000, $125,000 and $147,000 for the fiscal years ended June 30, 2001,
     2000 and 1999, respectively.

     Additionally, the Corporation has the Kentucky First Bancorp, Inc. Management Recognition Plan ("MRP"). The MRP purchased 55,545 shares of the Corporation's common stock in the open market. All of the shares available under the MRP were granted to executive officers, directors and employees of the Savings Bank in fiscal 1996. The MRP provides that common stock awarded under the MRP vests ratably over a five year period. A provision of $101,000, $133,000 and $125,000 related to the MRP was charged to expense for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

     10.  Earnings Per Share
          ------------------

     Basic earnings per share for the years ended June 30, 2001, 2000 and 1999, is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding (which gives effect to 56,229, 65,935 and 80,153 unallocated ESOP shares), totaled 926,955, 1,055,126 and 1,121,745 for the years ended June 30, 2001, 2000 and 1999, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 940,349, 1,066,541 and 1,159,390 for the fiscal years ended June 30, 2001,
     2000 and 1999, respectively. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 13,394, 11,415 and 37,645 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     11.  Investment in Subsidiary
          ------------------------

     The Savings Bank has a wholly-owned subsidiary, Cynthiana Service Corporation, which was incorporated for the sole purpose of owning stock in the Savings Bank's data processor. The subsidiary's assets at June 30, 2001 and 2000 are limited to a $15,000 investment in such stock. As a result, the subsidiary has not been consolidated based on materiality.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


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

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2001 and 2000:

               Cash and cash equivalents:  The carrying amounts presented in the
               -------------------------
               consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

               Investment and  mortgage-backed  securities:  For investments and
               -------------------------------------------
               mortgage-backed securities, fair value is deemed to equal the quoted market price.

               Loans  receivable:  The loan portfolio has been  segregated  into
               -----------------
               categories with similar characteristics, such as one-to-four family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

               Federal Home Loan Bank stock:  The carrying  amount  presented in
               ----------------------------
               the consolidated statements of financial condition is deemed to approximate fair value.

               Deposits:  The fair value of NOW accounts,  passbook accounts and
               --------
               money market deposits is deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     12.  Fair Value of Financial Instruments (continued)
          -----------------------------------

               Advances  from  Federal  Home Loan Bank:  The fair value of these
               ---------------------------------------
               advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

               Commitments to extend credit: For fixed-rate and  adjustable-rate
               ----------------------------
               loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at June 30, 2001 and 2000 was not material.

     Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments at June 30 are as follows:

                                                                            2001                           2000
                                                               CARRYING           FAIR          CARRYING           FAIR
                                                                  VALUE          VALUE             VALUE          VALUE
                                                                                     (In thousands)
    Financial assets
      Cash and cash equivalents                                $  2,576       $  2,576          $  1,601       $  1,601
      Investment securities                                       8,179          8,179             9,018          9,006
      Mortgage-backed securities                                 14,635         14,635            14,623         14,371
      Loans receivable                                           45,720         47,353            44,920         43,813
      Federal Home Loan Bank stock                                1,399          1,399             1,301          1,301
                                                                -------        -------           -------        -------

             Total financial assets                             $72,509        $74,142           $71,463        $70,092
                                                                 ======         ======            ======         ======

    Financial liabilities
      Deposits                                                  $52,430        $52,727           $53,284        $53,263
      Advances from the Federal Home Loan Bank                    8,811          8,721             6,827          6,713
                                                                -------        -------           -------        -------

             Total financial liabilities                        $61,241        $61,448           $60,111        $59,976
                                                                 ======         ======            ======         ======

     13.  Advertising
          -----------

     Advertising costs are expensed when incurred. The Corporation's advertising expense totaled $25,000, $25,000 and $27,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     14.  Cash and Cash Equivalents
          -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits due from other financial institutions with original maturities of less than ninety days.

     15.  Reclassifications
          -----------------

     Certain prior year amounts have been reclassified to conform to the 2001 consolidated financial statement presentation.


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated fair values of investment securities held to maturity at June 30 are summarized as follows:

                                                                    2001                                 2000
                                                                         ESTIMATED                            ESTIMATED
                                                       AMORTIZED              FAIR          AMORTIZED              FAIR
                                                            COST             VALUE               COST             VALUE
                                                                                 (In thousands)
    Municipal obligations                               $   -             $   -                $2,235            $2,223
                                                         =======           =======              =====             =====

     At June 30, 2000, the carrying value of the Corporation's investment securities exceeded the estimated fair value of such securities by $12,000, consisting solely of gross unrealized losses.

     The amortized cost and estimated fair value of municipal obligations designated as held to maturity at June 30, by contractual term to maturity, are shown below:

                                                                    2001                                 2000
                                                                         ESTIMATED                            ESTIMATED
                                                       AMORTIZED              FAIR          AMORTIZED              FAIR
                                                            COST             VALUE               COST             VALUE
                                                                                 (In thousands)

    Due in three years or less                          $   -             $   -                $  195            $  199
    Due after three years through
      five years                                            -                 -                   619               610
    Due after five years                                    -                 -                 1,421             1,414
                                                        --------          --------              -----             -----

                                                        $   -             $   -                $2,235            $2,223
                                                         =======           =======              =====             =====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

     The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities designated as available for sale at June 30, 2001 and 2000, are summarized as follows:

                                                                                      JUNE 30, 2001
                                                                                  GROSS            GROSS      ESTIMATED
                                                              AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                                   COST           GAINS           LOSSES          VALUE
                                                                                      (In thousands)
    U.S. Government agency obligations:
      Due in three years or less                                 $2,490          $   53         $    -           $2,543
      Due after three years through five years                    1,000              13              -            1,013
      Due after five years                                        1,000             -                (11)           989

    Municipal obligations:
      Due in three years or less                                    614              13              -              627
      Due after three years through five years                      960              18              -              978
      Due after five years                                        2,021               8              -            2,029
                                                                  -----          -------         -------          -----

             Total investment securities                         $8,085          $  105           $  (11)        $8,179
                                                                  =====           =====            =====          =====

                                                                                      JUNE 30, 2000
                                                                                  GROSS            GROSS      ESTIMATED
                                                              AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                                   COST           GAINS           LOSSES          VALUE
                                                                                      (In thousands)
    U.S. Government agency obligations:
      Due in three years or less                                 $2,983           $   3           $  (34)        $2,952
      Due after three years through five years                      500             -                 (1)           499
      Due after five years                                        2,000             -               (146)         1,854

    Municipal obligations:
      Due in three years or less                                    120             -                 (2)           118
      Due after three years through five years                      640             -                (20)           620
      Due after five years                                          809             -                (69)           740
                                                                 ------          ------            -----         ------

             Total investment securities                         $7,052          $    3            $(272)        $6,783
                                                                  =====           =====             ====          =====

     At June 30, 2001 and 2000, investment securities totaling $3.4 million were pledged to secure public deposits.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

     The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 2001 and 2000 (including those designated as available for sale) are summarized as follows:

                                                                                      JUNE 30, 2001
                                                                                   GROSS             GROSS    ESTIMATED
                                                              AMORTIZED       UNREALIZED        UNREALIZED         FAIR
                                                                   COST            GAINS            LOSSES        VALUE
    AVAILABLE FOR SALE:                                                               (In thousands)
      Federal Home Loan Mortgage
        Corporation participation certificates                  $ 5,528          $    49         $     -       $  5,577
      Government National Mortgage
        Association participation certificates                      621               23               -            644
      Federal National Mortgage Association
        participation certificates                                8,451              -                 (37)       8,414
                                                                -------         --------           -------      -------
         Total mortgage-backed securities                       $14,600          $    72           $   (37)     $14,635
                                                                 ======           ======            ======       ======

                                                                                      JUNE 30, 2000
                                                                                   GROSS             GROSS    ESTIMATED
                                                              AMORTIZED       UNREALIZED        UNREALIZED         FAIR
                                                                   COST            GAINS            LOSSES        VALUE
    HELD TO MATURITY:                                                                 (In thousands)
      Federal Home Loan Mortgage
        Corporation  participation certificates                 $   808          $  -              $   (14)    $    794
      Government National Mortgage
        Association participation certificates                      784                9                (7)         786
      Federal National Mortgage Association
        participation certificates                                6,483             -                 (240)       6,243
                                                                -------          -------           -------     --------
         Total mortgage-backed securities held to maturity        8,075                9              (261)       7,823
                                                                -------          -------           -------     --------

    AVAILABLE FOR SALE:
      Federal Home Loan Mortgage
        Corporation participation certificates                    3,065                9              -           3,074
      Federal National Mortgage Association
        participation certificates                                3,620                3              (149)       3,474
                                                                -------          -------           -------     --------
         Total mortgage-backed securities available for sale      6,685               12              (149)       6,548
                                                                -------          -------           -------     --------

         Total mortgage-backed securities                       $14,760          $    21           $  (410)     $14,371
                                                                =======          =======           =======      =======

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


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

                                                                 JUNE 30,
                                                          2001            2000
                                                             (In thousands)

Due within three years                                  $     1          $     3
Due in three to five years                                   27               15
Due in five to ten years                                    709            1,133
Due in ten to twenty years                                9,090            8,291
Due after twenty years                                    4,773            5,318
                                                        -------          -------

                                                        $14,600          $14,760
                                                        =======          =======


                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE C - LOANS RECEIVABLE

    The composition of the loan portfolio at June 30 is as follows:

                                                                                      2001                2000
                                                                                            (In thousands)
    Residential real estate
      One-to-four family                                                           $26,752             $25,607
      Multi-family                                                                   2,884               3,827
      Construction                                                                     949               1,033
    Nonresidential real estate and land                                             12,180              11,882
    Consumer                                                                         2,158               1,834
    Commercial                                                                       1,464               1,283
                                                                                   -------             -------
                                                                                    46,387              45,466
    Less:
      Undisbursed portion of loans in process                                          114                  18
      Deferred loan origination fees                                                    71                  80
      Unearned discount                                                                  2                   5
      Allowance for loan losses                                                        480                 443
                                                                                   -------             -------

                                                                                   $45,720             $44,920
                                                                                   =======             =======

     The Savings Bank's lending efforts have historically focused on one-to-four family and multi-family residential real estate loans, which comprise approximately $30.5 million, or 67%, of the total loan portfolio at June
     30, 2001, and $30.4 million, or 68%, of the total loan portfolio at June 30, 2000. Generally, such loans have been underwritten on the basis of no more than an 85% loan-to-value ratio, which has historically provided the Savings Bank with adequate collateral coverage in the event of default. Nevertheless, the Savings Bank, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of central Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Savings Bank's primary lending area are presently stable.

     In the normal course of business, the Savings Bank has made loans to some of its directors, officers and employees. In the opinion of management, such loans are consistent with sound lending practices and are within applicable regulatory lending limitations. The aggregate dollar amount of loans outstanding to directors and executive officers totaled approximately $205,000 and $202,000 at June 30, 2001 and 2000, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE D - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                                            2001           2000           1999
                                                                                   (In thousands)
    Balance at beginning of year                                            $443           $414           $384
    Provision for losses on loans                                             39             39             30
    Charge-offs, net of recoveries                                            (2)           (10)            -
                                                                            ----           ----           ----

    Balance at end of year                                                  $480           $443           $414
                                                                            ====           ====           ====

     As of June 30, 2001, $280,000 of the Savings Bank's allowance for loan losses was general in nature, and was includible as a component of regulatory risk-based capital, subject to certain percentage limitations. The remaining allowance for loan losses of $200,000 relates specifically to a non-accruing multi-family residential real estate loan.

     Nonperforming and nonaccrual loans totaled approximately $286,000, $345,000 and $268,000 at June 30, 2001, 2000 and 1999, respectively.

     During the years ended June 30, 2001, 2000 and 1999, interest income of approximately $29,000, $29,000 and $6,000, respectively, would have been recognized had such loans been performing in accordance with contractual terms.


NOTE E - OFFICE PREMISES AND EQUIPMENT

     Office premises and equipment at June 30 are comprised of the following:

                                                                                      2001                2000
                                                                                            (In thousands)
    Land                                                                           $   448             $   448
    Office buildings and improvements                                                  950                 949
    Furniture, fixtures and equipment                                                  347                 339
                                                                                    ------              ------
                                                                                     1,745               1,736
      Less accumulated depreciation and
        amortization                                                                   608                 533
                                                                                    ------              ------

                                                                                    $1,137              $1,203
                                                                                    ======              ======

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE F - DEPOSITS

Deposits consist of the following major classifications at June 30:

DEPOSIT TYPE AND WEIGHTED-
AVERAGE INTEREST RATE                                        2001                  2000
                                                                    (In thousands)
NOW accounts
  2001 - 1.23%                                            $ 9,268
  2000 - 1.39%                                                                 $ 10,143
Passbook
  2001 - 2.25%                                              5,427
  2000 - 2.25%                                                                    6,077
Money market deposit accounts
  2001 - 3.11%                                              2,537
  2000 - 3.35%                                                                    3,063
                                                          -------               -------
Total demand, transaction and
  passbook deposits                                        17,232                19,283

Certificates of deposit
  Original maturities of:
    Less than 12 months
      2001 - 5.34%                                          9,565
      2000 - 5.63%                                                                7,874
    12 months to 24 months
      2001 - 5.99%                                         15,806
      2000 - 5.51%                                                               15,717
    30 months to 36 months
      2001 - 5.44%                                          1,981
      2000 - 5.52%                                                                2,385
    More than 36 months
      2001 - 5.75%                                          3,387
      2000 - 5.77%                                                                3,620
  Individual retirement accounts
      2001 - 5.64%                                          4,459
      2000 - 5.37%                                                                4,405
                                                          -------               -------
Total certificates of deposit                              35,198                34,001
                                                          -------               -------

Total deposit accounts                                    $52,430               $53,284
                                                          =======               =======

At June 30, 2001 and 2000, the Savings Bank had certificate of deposit accounts with balances in excess of $100,000 totaling $2.6 million and $1.9 million, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE F - DEPOSITS (continued)

     Interest expense on deposits for the year ended June 30 is summarized as follows:

                                                                            2001           2000           1999
                                                                                     (In thousands)
    NOW, passbook and money market deposit
      accounts                                                               337            402            435
    Certificates of deposit                                                1,955          1,839          1,983
                                                                          ------         ------         ------

                                                                          $2,292         $2,241         $2,418
                                                                          ======         ======         ======

     Maturities of outstanding certificates of deposit at June 30 are summarized as follows:

                                                                                           2001           2000
                                                                                              (In thousands)
    Less than one year                                                                  $27,688        $23,785
    One to three years                                                                    7,146          8,778
    Over three years                                                                        364          1,438
                                                                                        -------        -------
                                                                                        $35,198        $34,001
                                                                                        =======        =======


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

     Advances from the Federal Home Loan Bank, collateralized at June 30, 2001 by pledges of certain residential mortgage loans totaling $6.8 million, certain securities totaling $3.4 million and the Savings Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                                            MATURING
                                            YEAR ENDING                                        JUNE 30,
    INTEREST RATE                           JUNE 30,                                  2001                2000
                                                                                       (Dollars in thousands)
    5.91%                                   2003                                    $1,000             $    -
    6.56%                                   2004                                     1,000                  -
    3.81% - 3.93%                           2006                                     3,100               3,100
    5.64%                                   2010                                     3,000               3,000
    4.00%                                   2025                                       290                 297
    4.00%                                   2026                                        95                  97
    3.00%                                   2030                                       326                 333
                                                                                    ------              ------

                                                                                    $8,811              $6,827
                                                                                    ======              ======

           Weighted-average interest rate                                             4.98%               5.90%
                                                                                      ====                ====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE H - FEDERAL INCOME TAXES

     Federal income taxes differ from the amounts computed at the statutory corporate tax rate for the year ended June 30 as follows:

                                                                            2001           2000           1999
                                                                                     (In thousands)
    Federal income taxes computed at
      statutory rate                                                        $349           $399           $413
    Decrease in taxes resulting from:
      Municipal interest income                                              (61)           (65)           (63)
                                                                            ----           ----           ----
    Federal income tax provision per consolidated
      statements of earnings                                                $288           $334           $350
                                                                            ====           ====           ====

     The composition of the Corporation's net deferred tax asset (liability) at June 30 is as follows:

                                                                                           2001           2000
                                                                                               (In thousands)
     Taxes (payable) refundable on temporary
     differences at estimated corporate tax rate:
       Deferred tax assets:
         Allowance for loan losses                                                        $  95          $  82
         Deferred compensation                                                              102             99
         Retirement plans                                                                    67             97
         Unrealized losses on securities designated as
           available for sale                                                                -             138
                                                                                          -----           ----
           Total deferred tax assets                                                        264            416

       Deferred tax liabilities:
         Percentage of earnings bad debt deduction                                           (4)            (8)
         Book/tax depreciation                                                              (28)           (30)
         Federal Home Loan Bank stock dividends                                            (161)          (128)
         Accrual vs. cash basis of accounting                                                -             (25)
         Deferred loan origination costs                                                    (67)           (60)
         Employee stock ownership plan                                                      (29)            -
         Unrealized gains on securities designated as
           available for sale                                                               (44)            -
                                                                                          -----          -----
           Total deferred tax liabilities                                                  (333)          (251)
                                                                                          -----          -----

           Net deferred tax asset (liability)                                             $ (69)         $ 165
                                                                                          =====          =====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE H - FEDERAL INCOME TAXES (continued)

     Prior to 1997, the Savings Bank was allowed a special bad debt deduction, generally limited to 8% of otherwise taxable income, and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at June 30, 2001 include approximately $1.6 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $520,000 at June 30, 2001. The Savings Bank is required to recapture as taxable income approximately $70,000 of its tax bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Savings Bank has provided deferred taxes for this amount and began, in fiscal 1998, to amortize the recapture of the bad debt reserve into taxable income over a six year period.


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

     At June 30, 2001, the Savings Bank had outstanding commitments of approximately $380,000 to originate loans. In the opinion of management all loan commitments equaled or exceeded prevailing market interest rates as of June 30, 2001, and will be funded from normal cash flow from operations.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


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

     During fiscal 2001, the Savings Bank was notified by the OTS that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Savings Bank must maintain minimum capital ratios as set forth in the following tables. As of June 30, 2001 and 2000, management believes that the Savings Bank met all capital adequacy requirements to which it was subject.

                                                                AS OF JUNE 30, 2001
                                                                                                 TO BE "WELL-
                                                                                              CAPITALIZED" UNDER
                                                                    FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL             ADEQUACY PURPOSES (1)         ACTION PROVISIONS(1)
                                         ---------------        ---------------------        --------------------
                                         AMOUNT    RATIO           AMOUNT    RATIO             AMOUNT     RATIO
                                                               (Dollars in thousands)
    Tangible capital                    $11,016    14.9%         >$1,108     >1.5%           >$3,693      > 5.0%
                                                                 -           -               -            -
    Core capital                        $11,016    14.9%         >$2,954     >4.0%           >$4,432      > 6.0%
                                                                 -           -               -            -
    Risk-based capital                  $11,296    26.7%         >$3,380     >8.0%           >$4,225      >10.0%
                                                                 -           -               -            -

>
- means greater than or equal to.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE J - REGULATORY CAPITAL (continued)

                                                                AS OF JUNE 30, 2000
                                                                                                 TO BE "WELL-
                                                                                              CAPITALIZED" UNDER
                                                                    FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL             ADEQUACY PURPOSES (1)         ACTION PROVISIONS(1)
                                         ---------------        ---------------------        --------------------
                                         AMOUNT    RATIO           AMOUNT    RATIO             AMOUNT     RATIO
                                                               (Dollars in thousands)
    Tangible capital                    $12,569    17.0%         >$1,111     >1.5%           >$3,705      > 5.0%
                                                                 -           -               -            -
    Core capital                        $12,569    17.0%         >$2,964     >4.0%           >$4,445      > 6.0%
                                                                 -           -               -            -
    Risk-based capital                  $12,812    30.1%         >$3,408     >8.0%           >$4,261      >10.0%
                                                                 -           -               -            -

>
- means greater than or equal to.

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

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE K - STOCK OPTION PLAN (continued)

     The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. The pro-forma disclosures required under SFAS No. 123 are not applicable to the three years in the period ended June 30, 2001, as no stock option grants occurred during the period.

     A summary of the status of the Corporation's stock option plan as of June 30, 2001, 2000 and 1999, and changes during the periods ending on those dates is presented below:

                                                   2001                      2000                        1999
                                                       WEIGHTED-                 WEIGHTED-                    WEIGHTED-
                                                         AVERAGE                   AVERAGE                      AVERAGE
                                                        EXERCISE                  EXERCISE                     EXERCISE
                                             SHARES        PRICE       SHARES        PRICE          SHARES        PRICE

    Outstanding at beginning of year        144,282      $9.7375      149,661      $9.7375         168,609      $9.7375
    Granted                                      -            -            -            -               -            -
    Exercised                                (3,835)      9.7375       (5,379)      9.7375         (12,005)      9.7375
    Forfeited                                    -            -            -            -           (6,943)          -
                                            -------      -------      -------      -------         -------      -------

    Outstanding at end of year              140,447      $9.7375      144,282      $9.7375         149,661      $9.7375
                                            =======      =======      =======      =======         =======      =======

    Options exercisable at year-end         140,447      $9.7375      112,662      $9.7375          86,457      $9.7375
                                            =======      =======      =======      =======         =======      =======

     The following information applies to options outstanding at June 30, 2001:

    Number outstanding                                                   140,447
    Range of exercise prices                                             $9.7375
    Weighted-average exercise price                                      $9.7375
    Weighted-average remaining contractual life                        4.8 years

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999

NOTE L - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST BANCORP, INC.

     The following condensed financial statements summarize the financial position of Kentucky First Bancorp, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended June 30, 2001, 2000 and 1999.

                          Kentucky First Bancorp, Inc.
                        STATEMENTS OF FINANCIAL CONDITION
                                    June 30,
                                 (In thousands)
         ASSETS                                                                              2001                  2000
    Deposits in First Federal Savings Bank                                              $     138             $       1
    Interest-bearing deposits in other financial institutions                                 240                     1
    Loan receivable from ESOP                                                                 555                   648
    Investment in First Federal Savings Bank                                               11,102                12,301
    Dividends receivable from First Federal Savings Bank                                      500                    -
    Prepaid expenses and other assets                                                           3                     3
    Prepaid federal income taxes                                                               10                    35
                                                                                          -------               -------

         Total assets                                                                     $12,548               $12,989
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities
      Accounts payable and other liabilities                                            $       8             $       6

    Shareholders' equity
      Common stock and additional paid-in capital                                           9,278                 9,334
      Retained earnings                                                                     8,986                 8,754
      Less treasury stock                                                                  (5,254)               (4,039)
      Less shares acquired by stock benefit plans                                            (555)                 (798)
      Unrealized gains (losses) on securities designated as available for sale,
        net of related tax effects                                                             85                  (268)
                                                                                          -------               -------
          Total shareholders' equity                                                       12,540                12,983
                                                                                          -------               -------

          Total liabilities and shareholders' equity                                      $12,548               $12,989
                                                                                          =======               =======

                          Kentucky First Bancorp, Inc.
                             STATEMENTS OF EARNINGS
                              Years ended June 30,
                                 (In thousands)
                                                                                    2001            2000           1999
    Revenue
      Interest income                                                              $  43           $  39          $  50
      Equity in earnings of First Federal Savings Bank                               754             868            877
                                                                                   -----           -----          -----
          Total revenue                                                              797             907            927

    General, administrative and other expense                                         66              81             67
                                                                                   -----           -----          -----

    Earnings before income tax credits                                               731             826            860

    Federal income tax credits                                                        (8)            (14)            (6)
                                                                                   -----           -----          -----

          NET EARNINGS                                                             $ 739           $ 840          $ 866
                                                                                   =====           =====          =====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2001, 2000 and 1999


NOTE L - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST BANCORP, INC. (continued)

                          KENTUCKY FIRST BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                               Year ended June 30,
                                 (In thousands)

                                                                                    2001            2000           1999
    Cash provided by (used in) operating activities:
      Net earnings for the year                                                  $   739         $   840        $   866
      Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities
        Distributions from consolidated subsidiary in excess of earnings           1,245             633            123
        Increase (decrease) in cash due to changes in:
          Prepaid expenses and other assets                                           -                2            125
          Prepaid federal income taxes                                                25              22             (6)
          Accounts payable and other liabilities                                       2              (1)             6
                                                                                 -------         -------        -------
               Net cash provided by operating activities                           2,011           1,496          1,114

    Cash flows provided by investing activities:
      Proceeds from repayment of loan                                                 93              93             92

    Cash flows provided by (used in) financing activities:
      Proceeds from note payable                                                     100             550             -
      Repayment of note payable                                                     (100)           (550)            -
      Payment of dividends on common stock                                          (507)           (533)          (563)
      Proceeds from exercise of stock options                                         39              73            117
      Purchase of treasury stock                                                  (1,260)         (1,312)        (1,050)
                                                                                 -------         -------        -------
               Net cash used in financing activities                              (1,728)         (1,772)        (1,496)
                                                                                 -------         -------        -------

    Net increase (decrease) in cash and cash equivalents                             376            (183)          (290)

    Cash and cash equivalents at beginning of year                                     2             185            475
                                                                                 -------         -------        -------

    Cash and cash equivalents at end of year                                     $   378         $     2        $   185
                                                                                 =======         =======        =======

     The Savings Bank is subject to regulations imposed by the Office of Thrift Supervision ("OTS") regarding the amount of capital distributions payable by the Savings Bank to the Corporation. Generally, the Savings Bank's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. During the year ended June 30, 2000, the Savings Bank received OTS approval to make $5.0 million in capital distributions to the Corporation. At March 31, 2001, which was the expiration date of the approval, the Savings Bank had declared $3.0 million of the approved capital distributions. As of June 30, 2001, $500,000 of the Savings Bank's declared capital distribution remained to be paid to the Corporation.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
           FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

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

                                     PART IV

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------------------------------------------------

          (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
               ----------------------------------------------

          (1) Financial Statements. The following financial statements are incorporated by reference from Item 7:

                  Independent Auditors' Report
                  Consolidated Statements of Financial Condition as of June 30, 2001 and 2000
                  Consolidated Statements of Earnings for Each of the Years in
                    the Three-Year Period Ended June 30, 2001
                  Consolidated Statements of Comprehensive Income for Each of
                    the Years in the Three-Year Period Ended June 30, 2001
                  Consolidated Statements of Shareholders' Equity for Each of
                    the Years in the Three-Year Period Ended June 30, 2001
                  Consolidated Statements of Cash Flows for Each of the Years in
                    the Three-Year Period Ended June 30, 2001
                  Notes to Consolidated Financial Statements

          (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

                                                                                                       Page in
                                                                                                     Sequentially
       No.     Description                                                                         Numbered Copy
      -----    -----------                                                                         -------------

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

---------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-91134).
(**) Incorporated  herein by reference  from the Company's  Quarterly  Report on
     Form 10-QSB for the quarter ended March 31, 1999.
(+)  Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. There were no Current Reports on Form 8-K filed by
         -------------------
the Company during the fourth quarter of fiscal year 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENTUCKY FIRST BANCORP, INC.


September 27, 2001                     By: /s/ Betty J. Long
                                           -----------------------------------
                                           Betty J. Long
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Betty J. Long                                            September 27, 2001
-----------------------------------------------------
Betty J. Long
President and Chief Executive Officer
(Director and Principal Executive Officer)

/s/ William D. Morris                                        September 27, 2001
-----------------------------------------------------
William D. Morris
Chairman of the Board
(Director)

/s/ Luther O. Beckett                                        September 27, 2001
-----------------------------------------------------
Luther O. Beckett
Vice Chairman of the Board
(Director)

/s/ Milton G. Rees                                           September 27, 2001
-----------------------------------------------------
Milton G. Rees
(Director)

/s/ Diane Ritchie                                            September 27, 2001
-----------------------------------------------------
Diane Ritchie
(Director)

/s/ John Swinford                                            September 27, 2001
-----------------------------------------------------
John Swinford
(Director)

/s/ Wilburt H. Wilson                                        September 27, 2001
-----------------------------------------------------
Wilbur H. Wilson
(Director)

/s/ Russell M. Brooks                                        September 27, 2001
-----------------------------------------------------
Russell M. Brooks
Executive Vice President
(Director and Principal Accounting and Financial Officer)