Form 10QSB
period 2001-09-30
KENTUCKY FIRST BANCORP INC
filed 2001-11-14
CIK 943891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2001
                               -------------------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    1-13904
                       --------------

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    61-1281483
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                308 North Main Street, Cynthiana, Kentucky 41031
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (859) 234-1440
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  ]        No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        November 7, 2001 - 932,465 shares of common stock
--------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]


                               Page 1 of 14 pages

                                      INDEX

                                                                            Page
                                                                            ----
PART I

  ITEM I   -   FINANCIAL STATEMENTS

               Consolidated Statements of Financial Condition                3

               Consolidated Statements of Earnings                           4

               Consolidated Statements of Comprehensive Income               5

               Consolidated Statements of Cash Flows                         6

               Notes to Consolidated Financial Statements                    7

  ITEM II      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     10


PART II  -     OTHER INFORMATION                                             13

SIGNATURES                                                                   14

ITEM I  FINANCIAL STATEMENTS


                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                     SEPTEMBER 30,            JUNE 30,
         ASSETS                                                               2001                2001
Cash and due from banks                                                    $   565             $   507
Interest-bearing deposits in other financial institutions                    1,280               2,069
                                                                           -------             -------
         Cash and cash equivalents                                           1,845               2,576

Investment securities available for sale - at market                         6,755               8,179
Mortgage-backed securities available for sale - at market                   20,376              14,635
Loans receivable - net                                                      46,364              45,720
Office premises and equipment - at depreciated cost                          1,133               1,137
Federal Home Loan Bank stock - at cost                                       1,424               1,399
Accrued interest receivable                                                    527                 464
Prepaid expenses and other assets                                               74                  81
Prepaid federal income taxes                                                    --                   7
                                                                           -------             -------
         Total assets                                                      $78,498             $74,198
                                                                           =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                   $53,165             $52,430
Advances from the Federal Home Loan Bank                                    11,807               8,811
Accrued interest payable                                                       162                 158
Other liabilities                                                              216                 190
Accrued federal income taxes                                                    51                  --
Deferred federal income taxes                                                  212                  69
                                                                           -------             -------
         Total liabilities                                                  65,613              61,658

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                            --                  --
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                     14                  14
  Additional paid-in capital                                                 9,264               9,264
  Retained earnings - restricted                                             9,062               8,986
  Less shares acquired by stock benefit plans                                 (555)               (555)
  Less 448,460 shares of treasury stock - at cost                           (5,254)             (5,254)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects               354                  85
                                                                           -------             -------
         Total shareholders' equity                                         12,885              12,540
                                                                           -------             -------

         Total liabilities and shareholders' equity                        $78,498             $74,198
                                                                           =======             =======

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                        (In thousands, except share data)

                                                            2001      2000
Interest income
  Loans                                                    $   933   $   906
  Mortgage-backed securities                                   227       252
  Investment securities                                        114       134
  Interest-bearing deposits and other                           39        31
                                                           -------   -------
         Total interest income                               1,313     1,323

Interest expense
  Deposits                                                     562       566
  Borrowings                                                   111       106
                                                           -------   -------
         Total interest expense                                673       672
                                                           -------   -------

         Net interest income                                   640       651

Provision for losses on loans                                    3        12
                                                           -------   -------

         Net interest income after provision
           for losses on loans                                 637       639

Other income
  Gain on investment securities transactions                    --         3
  Service charges on deposit accounts                           38        44
  Other operating                                               14        13
                                                           -------   -------
         Total other income                                     52        60

General, administrative and other expense
  Employee compensation and benefits                           228       251
  Occupancy and equipment                                       43        41
  Data processing                                               36        34
  State franchise tax                                           15        16
  Other operating                                               79        81
                                                           -------   -------
         Total general, administrative and other expense       401       423
                                                           -------   -------

         Earnings before income taxes                          288       276

Federal income taxes
  Current                                                       78        90
  Deferred                                                       5       (12)
                                                           -------   -------
         Total federal income taxes                             83        78
                                                           -------   -------

         NET EARNINGS                                      $   205   $   198
                                                           =======   =======

         EARNINGS PER SHARE
           Basic                                           $  0.23   $  0.20
                                                           =======   =======

           Diluted                                         $  0.22   $  0.20
                                                           =======   =======

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)

                                                                          2001    2000

Net earnings                                                             $ 205   $ 198

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period, net
    of taxes of $139 and $95 in 2001 and 2000, respectively                269     185

  Reclassification adjustment for realized gains included in earnings,
    net of tax of $1 in 2000                                                --      (2)
                                                                         -----   -----

Comprehensive income                                                     $ 474   $ 381
                                                                         =====   =====

Accumulated comprehensive income (loss)                                  $ 354   $(258)
                                                                         =====   =====


                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $   205           $   198
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             (5)               (3)
    Depreciation and amortization                                                                  19                21
    Amortization of deferred loan origination fees                                                 (3)               (3)
    Provision for losses on loans                                                                   3                12
    Gain on investment securities transactions                                                     --                (3)
    Federal Home Loan Bank stock dividends                                                        (25)              (25)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (63)              (92)
      Prepaid expenses and other assets                                                             7               432
      Accrued interest payable                                                                      4                (8)
      Other liabilities                                                                            26              (318)
      Federal income taxes
        Current                                                                                    58               101
        Deferred                                                                                    5               (12)
                                                                                              -------           -------
         Net cash provided by operating activities                                                231               300

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               1,514               116
  Purchase of mortgage-backed securities                                                       (6,093)               --
  Principal repayments on mortgage-backed securities                                              674               465
  Purchase of loans                                                                              (970)             (583)
  Loan principal repayments                                                                     2,889             2,733
  Loan disbursements                                                                           (2,563)           (1,438)
  Purchase of office premises and equipment                                                       (15)               (1)
                                                                                              -------           -------
         Net cash provided by (used in) investing activities                                   (4,564)            1,292

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                             735            (1,636)
  Proceeds from borrowed funds                                                                  3,000             1,100
  Repayment of borrowed funds                                                                      (4)           (1,004)
  Purchase of treasury stock                                                                       --              (250)
  Dividends on common stock                                                                      (129)             (131)
                                                                                              -------           -------
         Net cash provided by (used in) financing activities                                    3,602            (1,921)
                                                                                              -------           -------

Net decrease in cash and cash equivalents                                                        (731)             (329)

Cash and cash equivalents at beginning of period                                                2,576             1,601
                                                                                              -------           -------

Cash and cash equivalents at end of period                                                    $ 1,845           $ 1,272
                                                                                              =======           =======

                          KENTUCKY FIRST BANCORP, INC.

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2001            2000
Supplemental disclosure of cash flow information: Cash paid (refunded) during the period for:
    Federal income taxes                                                                        $  20           $   (11)
                                                                                                =====           =======

    Interest on deposits and borrowings                                                         $ 669           $   680
                                                                                                =====           =======

Supplemental disclosure of noncash investing activities:
  Transfer of investment and mortgage-backed securities from
    held to maturity to available for sale classification                                       $  --           $10,310
                                                                                                =====           =======

  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                  $ 269           $   185
                                                                                                =====           =======

                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.   Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.   Earnings Per Share
     ------------------

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 45,810 unallocated ESOP shares, totaled 894,355 for the three month period ended September 30, 2001. Weighted-average common shares deemed outstanding, which gives effect to 56,229 unallocated ESOP shares, totaled 984,060 for the three month period ended September 30, 2000.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 927,512 and 991,183 for the three month periods ended September 30, 2001 and 2000, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 33,157 and 7,123 for the three month periods ended September 30, 2001 and 2000, respectively.

4.   Effects of Recent Accounting Pronouncements
     -------------------------------------------

     In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140
     "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

                          KENTUCKY FIRST BANCORP, INC.

             For the three months ended September 30, 2001 and 2000


4.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective June 30, 2001, without material effect on the Corporation's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

     An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 is not expected to have a material effect on the Corporation's financial position or results of operations.

     The foregoing discussion of the effects of recent accounting pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances could cause the effects of the accounting pronouncements to differ from management's foregoing assessment.

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


Discussion  of Financial  Condition  Changes from June 30, 2001 to September 30,
--------------------------------------------------------------------------------
2001
----

At September 30, 2001, the Corporation's consolidated total assets amounted to $78.5 million, an increase of $4.3 million, or 5.8%, over the total at June 30, 2001. The increase in assets was funded primarily from an increase of $735,000 in deposits and an increase in advances from the Federal Home Loan Bank of $3.0 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $2.2 million, or 20.0%, during the three month period, to a total of $8.6 million at September 30, 2001. Mortgage-backed securities totaled $20.4 million at September 30, 2001, an increase of $5.7 million, or 39.2%, over June 30, 2000 levels. The increase in mortgage-backed securities resulted primarily from purchases totaling $6.1 million, which were partially offset by principal repayments of $674,000.

Loans receivable increased by $644,000, or 1.4%, during the three month period, to a total of $46.4 million at September 30, 2001. Loan disbursements and loan purchases amounted to $3.5 million and were partially offset by principal repayments of $2.9 million. The allowance for loan losses totaled $483,000 at September 30, 2001, compared to $480,000 at June 30, 2001. Nonperforming loans totaled $275,000 at September 30, 2001, compared to $286,000 at June 30, 2001. The allowance for loan losses represented 175.6% of nonperforming loans as of September 30, 2001 and 167.8% at June 30, 2001. Although management believes that its allowance for loan losses at September 30, 2001 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $53.2 million at September 30, 2001, an increase of $735,000, or 1.4%, over June 30, 2001 levels. The increase in deposits was due to managements' continuing marketing efforts. Borrowed funds totaled $11.8 million at September 30, 2001, an increase of $3.0 million, or 34.0%, over the total at June 30, 2001. Proceeds from borrowings and growth in deposits were generally used to fund new loan originations and purchases of mortgage-backed securities.

The Corporation's shareholders' equity amounted to $12.9 million at September 30, 2001, an increase of $345,000, or 2.8%, over June 30, 2001 levels. The increase resulted primarily from net earnings during the three months ended September 30, 2001 of $205,000 and an increase in unrealized gains on available for sale securities of $269,000, which were partially offset by dividends paid on common stock totaling $129,000.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2001 to September 30,
-----------------------------------------------------------------------------
2001 (continued)
----------------

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

At September 30, 2001, the Savings Bank's tangible and core capital totaled $11.2 million, or 14.4%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.2 million and $3.1 million by $10.0 million and $8.1 million, respectively. The Savings Bank's risk-based capital of $11.5 million, or 27.2% of risk-weighted assets, exceeded the 8% of risk-weighted assets requirement by $8.1 million.


Comparison of Operating Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2001 and 2000
-------------

General
-------

Net earnings amounted to $205,000 for the three months ended September 30, 2001, an increase of $7,000, or 3.5%, over the $198,000 of net earnings reported for the three months ended September 30, 2000. The increase in net earnings was due to a $9,000 decrease in the provision for losses on loans and a $22,000 decrease in general administrative and other expense, which were partially offset by an $11,000 decrease in net interest income, an $8,000 decrease in other income and a $5,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income amounted to $1.3 million for the three months ended September 30, 2001, a decrease of $10,000, or .8%, compared to the same quarter in 2000, due to a decrease in the average yield on interest-earning assets, from 7.48% to 7.24%, offset by a $1.9 million, or 2.6%, increase in the weighted-average balance of interest-earning assets outstanding year to year. Interest income on loans increased by $27,000, or 3.0%, due to a $1.7 million, or 3.8%, increase in the weighted-average balance of loans outstanding year to year, offset by a decrease in the average yield on loans, from 8.05% to 7.99%

Interest income on mortgage-backed securities decreased by $25,000, or 9.9%, due to a decrease in the average yield on mortgage-backed securities, from 6.88% in the 2000 quarter to 6.23% in the 2001 quarter. Interest income on investment securities and interest-bearing deposits decreased by $12,000, or 7.3%, due to a decrease in yield year to year.

Total interest expense amounted to $673,000 for the three months ended September 30, 2001, an increase of $1,000, or .1%, over the 2000 quarter, due to a $2.3 million, or 3.9%, increase in the weighted-average balance of interest-bearing liabilities outstanding year to year, offset by a decrease in the average cost of funds, from 4.56% in 2001 to 4.40% in 2000. Interest expense on deposits decreased by $4,000, or .7%, due to a 6 basis point decrease in the average cost of deposits, partially offset by a $430,000, or .8%, increase in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings increased by $5,000, or 4.7%, due to a $1.9 million, or 26.7%, increase in the weighted-average balance of borrowed funds outstanding year to year, which was partially offset by a decrease in the average cost of borrowed funds, from 6.01% to 4.96%.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
2001 and 2000 (continued)
-------------------------

Net Interest Income (continued)
-------------------------------

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $11,000, or 1.7%, to a total of $640,000 for the three months ended September 30, 2001, compared to a total of $651,000 for the three months ended September 30, 2000. The interest rate spread amounted to approximately 2.84% and 2.93% during the three month periods ended September 30, 2001 and 2000, respectively, while the net interest margin amounted to approximately 3.53% and 3.68% during the three month periods ended September 30, 2001 and 2000, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $3,000 and $12,000 provision for losses on loans during the three month periods ended September 30, 2001 and 2000, respectively. The provision in the current period was predicated upon growth in the loan portfolio, integrated with an analysis of the Bank's nonperforming loans. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income decreased by $8,000, or 13.3%, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, primarily due to a $6,000, or 13.6%, decrease in service charges on deposit accounts and due to a $3,000 gain on investment securities transactions recorded during the 2000 period.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $22,000, or 5.2%, during the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The decrease in general, administrative and other expense resulted primarily from a $23,000, or 9.2%, decrease in employee compensation and benefits due primarily to the expiration of a stock benefit plan effective April 2001.

Federal Income Taxes
--------------------

The provision for federal income taxes increased by $5,000, or 6.4%, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase resulted primarily from the increase in net earnings before taxes of $12,000, or 4.3%. The effective tax rates were 28.8% and 28.3% for the three month periods ended September 30, 2001 and 2000, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

The Savings  Bank is party to a lawsuit  captioned  Family  Bank,  FSB and First
                                                    ----------------------------
Federal Savings Bank v. Oscar S. Blankenship  a/k/a O. Sam Blankenship and Jenny
--------------------------------------------------------------------------------
Blankenship filed in the Johnson Circuit Court, Division No. II, Commonwealth of
----------
Kentucky. The lawsuit is a collection action seeking recovery of three loans of which the Savings Bank has an interest in two. The suit also asks for the court to sell the property securing the loans with the proceeds to be used to repay all amounts owed. The defendants filed an answer on February 3, 2000 making various counterclaims alleging breach of contract, breach of fiduciary duty and unspecified violations of the federal banking laws. The defendants are seeking money damages (including punitive damages) of an unspecified amount. Certain of the counterclaims relate only to the one loan in which the Savings Bank does not have any interest. While the Savings Bank does not believe there is any merit in the counterclaims, it is preparing an appropriate defense to them. A hearing on a Motion for Partial Summary Judgment is scheduled for November 16, 2001. The case is currently in the discovery stage of litigation and settlement discussions are ongoing.


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

                  Exhibits:                          None.

                          KENTUCKY FIRST BANCORP, INC.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 12, 2001                By: /s/ Betty J. Long
       -----------------                    ------------------------------------
                                            Betty J. Long
                                            President and Chief
                                            Executive Officer




Date:  November 12, 2001                By: /s/ Russell M. Brooks
       -----------------                    ------------------------------------
                                            Russell M. Brooks
                                            Executive Vice President and
                                            Financial Officer