Form 10QSB
period 2001-12-31
KENTUCKY FIRST BANCORP INC
filed 2002-02-14
CIK 943891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2001
                               ------------------------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    1-13904
                       --------------

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   61-1281483
------------------------------------           ---------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          February 12, 2002 -                 925,328 shares of common stock
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                               Page 1 of 17 pages

                                      INDEX

                                                                            Page
                                                                            ----
PART I

  ITEM I     -   FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition                3

                 Consolidated Statements of Earnings                           4

                 Consolidated Statements of Comprehensive Income               5

                 Consolidated Statements of Cash Flows                         6

                 Notes to Consolidated Financial Statements                    8

  ITEM II        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                                         10


PART II  -        OTHER INFORMATION                                           15

SIGNATURES                                                                    17

ITEM I  FINANCIAL STATEMENTS


                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                            DECEMBER 31,           JUNE 30,
         ASSETS                                                                    2001                2001
Cash and due from banks                                                         $   585             $   507
Interest-bearing deposits in other financial institutions                         1,946               2,069
                                                                                -------             -------
         Cash and cash equivalents                                                2,531               2,576

Investment securities available for sale - at market                              7,660               8,179
Mortgage-backed securities available for sale - at market                        20,651              14,635
Loans receivable - net                                                           44,777              45,720
Office premises and equipment - at depreciated cost                               1,129               1,137
Real estate acquired through foreclosure                                             45                  --
Federal Home Loan Bank stock - at cost                                            1,444               1,399
Accrued interest receivable                                                         440                 464
Prepaid expenses and other assets                                                    68                  81
Prepaid federal income taxes                                                         85                   7
                                                                                -------             -------

         Total assets                                                           $78,830             $74,198
                                                                                =======             =======
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                        $53,964             $52,430
Advances from the Federal Home Loan Bank                                         11,803               8,811
Accrued interest payable                                                            145                 158
Other liabilities                                                                   227                 190
Deferred federal income taxes                                                       147                  69
                                                                                -------             -------
         Total liabilities                                                       66,286              61,658

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                                 --                  --
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                          14                  14
  Additional paid-in capital                                                      9,264               9,264
  Retained earnings - restricted                                                  9,151               8,986
  Less shares acquired by stock benefit plans                                      (555)               (555)
  Less 461,297 and 448,460 shares of treasury stock at December 31,
    2001 and June 30, 2001, respectively - at cost                               (5,419)             (5,254)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                     89                  85
                                                                                -------             -------
         Total shareholders' equity                                              12,544              12,540
                                                                                -------             -------
         Total liabilities and shareholders' equity                             $78,830             $74,198
                                                                                =======             =======

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                            SIX MONTHS ENDED              THREE MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                            2001         2000              2001         2000
Interest income
  Loans                                                   $1,843       $1,814           $   910      $   908
  Mortgage-backed securities                                 526          495               299          243
  Investment securities                                      210          268                96          134
  Interest-bearing deposits and other                         68           65                29           34
                                                          ------       ------            ------       ------
         Total interest income                             2,647        2,642             1,334        1,319

Interest expense
  Deposits                                                 1,068        1,137               506          571
  Borrowings                                                 241          220               130          114
                                                          ------       ------            ------       ------
         Total interest expense                            1,309        1,357               636          685
                                                          ------       ------            ------       ------

         Net interest income                               1,338        1,285               698          634

Provision for losses on loans                                 21           21                18            9
                                                          ------       ------            ------       ------

         Net interest income after provision
           for losses on loans                             1,317        1,264               680          625

Other income
  Gain on investment securities transactions                  --            3                --           --
  Service charges on deposit accounts                         77           76                39           32
  Other operating                                             27           30                13           17
                                                          ------       ------            ------       ------
         Total other income                                  104          109                52           49

General, administrative and other expense
  Employee compensation and benefits                         445          498               217          247
  Occupancy and equipment                                     85           84                42           43
  Data processing                                             75           68                39           34
  State franchise tax                                         33           33                18           17
  Other operating                                            177          165                98           84
                                                          ------       ------           -------      -------
         Total general, administrative and other expense     815          848               414          425
                                                          ------       ------            ------       ------

         Earnings before income taxes                        606          525               318          249

Federal income taxes
  Current                                                    100          169                22           79
  Deferred                                                    76          (21)               71           (9)
                                                          ------       ------            ------       ------
         Total federal income taxes                          176          148                93           70
                                                          ------       ------           -------      -------
         NET EARNINGS                                     $  430       $  377            $  225       $  179
                                                          ======       ======            ======       ======
         EARNINGS PER SHARE
           Basic                                           $.48         $.39              $.25         $.19
                                                           ====         ====              ====         ====
           Diluted                                         $.47         $.39              $.25         $.19
                                                           ====         ====              ====         ====

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                            SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                               DECEMBER 31,              DECEMBER 31,
                                                                             2001        2000           2001       2000
Net earnings                                                                  $430       $ 377           $ 225      $179

Other comprehensive income (loss), net of tax:
  Cumulative effect of transfer of securities from held to maturity
    to available for sale                                                       --        (174)             --        --
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $2, $229, $(137) and $133 during the
    respective periods                                                           4         618            (265)      259

  Reclassification adjustment for realized gains included in earnings,
    net of tax of $1 in 2000                                                    --          (2)             --        --
                                                                              ----       -----           -----      ----

Comprehensive income (loss)                                                   $434       $ 819           $ (40)     $438
                                                                              ====       =====           =====      ====

Accumulated comprehensive income                                              $ 89       $  --           $  89      $ --
                                                                              ====       =====           =====      ====

                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                 2001       2000
Cash flows from operating activities:
  Net earnings for the period                                  $   430    $   377
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net             (10)        (7)
    Depreciation and amortization                                   39         42
    Amortization of deferred loan origination fees                 (12)        (6)
    Provision for losses on loans                                   21         21
    Gain on investment securities transactions                      --         (3)
    Federal Home Loan Bank stock dividends                         (45)       (49)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                   24        (14)
      Prepaid expenses and other assets                             13        437
      Accrued interest payable                                     (13)       (41)
      Other liabilities                                             37       (310)
      Federal income taxes
        Current                                                    (78)         4
        Deferred                                                    76        (21)
                                                               -------    -------
         Net cash provided by operating activities                 482        430

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                1,528        629
  Purchase of investment securities                             (1,000)      (500)
  Purchase of mortgage-backed securities                        (8,090)        --
  Principal repayments on mortgage-backed securities             2,080        837
  Purchase of loans                                                 --     (2,285)
  Loan principal repayments                                      6,428      5,643
  Loan disbursements                                            (5,539)    (4,241)
  Purchase of office premises and equipment                        (31)        (2)
                                                               -------    -------
         Net cash provided by (used in) investing activities    (4,624)        81

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                            1,534     (2,009)
  Proceeds from borrowed funds                                   3,000      5,300
  Repayment of borrowed funds                                       (8)    (3,308)
  Proceeds from exercise of stock options                           --          1
  Purchase of treasury stock                                      (164)    (1,154)
  Dividends on common stock                                       (265)      (246)
                                                               -------    -------
         Net cash provided by (used in) financing activities     4,097     (1,416)
                                                               -------    -------

Net decrease in cash and cash equivalents                          (45)      (905)

Cash and cash equivalents at beginning of period                 2,576      1,601
                                                               -------    -------

Cash and cash equivalents at end of period                     $ 2,531    $   696
                                                               =======    =======

                          KENTUCKY FIRST BANCORP, INC.

                      For the six months ended December 31,
                                 (In thousands)

                                                                       2001       2000
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                             $     159   $   165
                                                                     =========   =======

    Interest on deposits and borrowings                              $   1,322   $ 1,398
                                                                     =========   =======

Supplemental disclosure of noncash investing activities:
  Transfer of investment and mortgage-backed securities from
    held to maturity to an available for sale classification         $      --   $10,310
                                                                     =========   =======

  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                       $       4   $   444
                                                                     =========   =======

  Transfers from loans to real estate acquired through foreclosure   $      45   $    --
                                                                     =========   =======

                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 2001 and 2000

1.   Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.   Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.   Earnings Per Share
     ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 45,810 unallocated ESOP shares, totaled 890,282 and
886,208 for the six and three month periods ended December 31, 2001, respectively. Weighted-average common shares deemed outstanding, which gives effect to 56,229 unallocated ESOP shares, totaled 967,439 and 950,818 for the six and three month periods ended December 31, 2000, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 923,578 and 919,642 for the six and three month periods ended December 31, 2001, and 975,497 and 959,801 for the six and three month periods ended December 31, 2000, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 33,296 and 33,434 for the six and three month periods ended December 31, 2001, and 8,058 and 8,983 for the six and three month periods ended December 31, 2000, respectively.

4.   Effects of Recent Accounting Pronouncements
     -------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations

                          KENTUCKY FIRST BANCORP, INC.

          For the six and three months ended December 31, 2001 and 2000


4.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------

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


Discussion  of  Financial  Condition  Changes from June 30, 2001 to December 31,
--------------------------------------------------------------------------------
2001
----

At December 31, 2001, the Corporation's consolidated total assets amounted to $78.8 million, an increase of $4.6 million, or 6.2%, over the total at June 30, 2001. The increase in assets was funded primarily from an increase of $1.5 million in deposits and an increase in advances from the Federal Home Loan Bank of $3.0 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $564,000, or 5.2%, during the six month period, to a total of $10.2 million at December 31, 2001. Mortgage-backed securities totaled $20.7 million at December 31, 2001, an increase of $6.0 million, or 41.1%, over June 30, 2001 levels. The increase in mortgage-backed securities resulted primarily from purchases totaling $8.1 million, which were partially offset by principal repayments of $2.1 million.

Loans receivable amounted to $44.8 million at December 31, 2001, a decrease of $943,000, or 2.1%, compared to June 30, 2001. Loan disbursements and loan purchases amounted to $5.5 million and were offset by principal repayments of $6.4 million. The allowance for loan losses totaled $233,000 at December 31, 2001, compared to $480,000 at June 30, 2001. During the period ended December 31, 2001, a nonperforming loan was transferred to real estate acquired through foreclosure, which resulted in a decline in the allowance for loan losses totaling $265,000. Nonperforming loans totaled $171,000 at December 31, 2001, compared to $286,000 at June 30, 2001. The allowance for loan losses represented 136.3% of nonperforming loans as of December 31, 2001 and 167.8% at June 30, 2001. Although management believes that its allowance for loan losses at December 31, 2001 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $54.0 million at December 31, 2001, an increase of $1.5 million, or 2.9%, over June 30, 2001 levels. The increase in deposits was due to managements' continuing marketing efforts. Borrowed funds totaled $11.8 million at December 31, 2001, an increase of $3.0 million, or 34.0%, over the total at June 30, 2001. Proceeds from borrowings and growth in deposits were generally used to fund new loan originations and purchases of mortgage-backed securities.

The Corporation's shareholders' equity amounted to $12.5 million at both December 31, 2001 and June 30, 2001. Net earnings during the six months ended December 31, 2001 of $430,000 and an increase in unrealized gains on available for sale securities of $4,000, were partially offset by dividends paid on common stock totaling $265,000 and purchases of treasury stock totaling $164,000.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2001 to December 31,
----------------------------------------------------------------------------
2001 (continued)
----

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

At December 31, 2001, the Savings Bank's tangible and core capital totaled $11.5 million, or 14.6%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.2 million and $3.1 million by $10.3 million and $8.4 million, respectively. The Savings Bank's risk-based capital of $11.7 million, or 28.3% of risk-weighted assets, exceeded the 8% of risk-weighted assets requirement by $8.4 million.


Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
--------------------------------------------------------------------------------
2001 and 2000
-------------

General
-------

Net earnings amounted to $430,000 for the six months ended December 31, 2001, an increase of $53,000, or 14.1%, over the $377,000 of net earnings reported for the six months ended December 31, 2000. The increase in net earnings was due to a $53,000 increase in net interest income and a $33,000 decrease in general administrative and other expense, which were partially offset by a $5,000 decrease in other income and a $28,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income amounted to $2.6 million for the six months ended December 31, 2001, an increase of $5,000, or .2%, compared to the same period in 2000, due to a 38 basis point decrease in the average yield on interest-earning assets, from 7.49% in 2000 to 7.11% in 2001, offset by a $3.9 million, or 5.6%, increase in the weighted-average balance of interest-earning assets outstanding year to year. Interest income on loans increased by $29,000, or 1.6%, due to a $1.2 million, or 2.6%, increase in the weighted-average balance of loans outstanding year to year, offset by a decrease in the average yield on loans, from 8.05% to 7.97%, for the six month periods ended December 31, 2000 and 2001, respectively.

Interest income on mortgage-backed securities increased by $31,000, or 6.3%, due primarily to a $2.9 million increase in the average balance outstanding year to year, which was partially offset by an 81 basis point decrease in yield, to 6.08% for the six months ended December 31, 2001. Interest income on investment securities and interest-bearing deposits decreased by $55,000, or 16.5%, due primarily to a decrease in yield year to year.

Total interest expense amounted to $1.3 million for the six months ended December 31, 2001, a decrease of $48,000, or 3.5%, compared to the 2000 period, due primarily to a decrease in the average cost of funds, from 4.81% in 2000 to 4.14% in 2001, which was partially offset by a $4.3 million, or 7.3%, increase in the weighted-average balance of interest-bearing liabilities outstanding year to year. Interest expense on deposits decreased by $69,000, or 6.1%, due to a 37 basis point decrease in the

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended December 31,
----------------------------------------------------------------------------
2001 and 2000 (continued)
-------------

Net Interest Income (continued)
-------------------

average cost of deposits, to 4.04% for the six months ended December 31, 2001, partially offset by a $1.2 million, or 2.4%, increase in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings increased by $21,000, or 9.5%, due to a $3.0 million, or 41.6%, increase in the weighted-average balance of borrowed funds outstanding year to year, which was partially offset by a 137 basis point decrease in the average cost of borrowed funds, to 4.64% for the six months ended December 31, 2001. The decrease in yield on interest-earning assets and cost of interest-bearing liabilities resulted primarily from the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $53,000, or 4.1%, to a total of $1.3 million for the six months ended December 31, 2001, compared to the six months ended December 31, 2000. The interest rate spread amounted to 2.97% and 2.88% during the six month periods ended December 31, 2001 and 2000, respectively, while the net interest margin amounted to 3.59% and 3.64% during the six month periods ended December 31, 2001 and 2000, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $21,000 provision for losses on loans during each of the six month periods ended December 31, 2001 and 2000. The provision in the current period was predicated upon growth in the loan portfolio, integrated with an analysis of the Savings Bank's nonperforming loans. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income decreased by $5,000, or 4.6%, for the six months ended December 31, 2001, compared to the six months ended December 31, 2000, primarily due to a $3,000, or 10.0%, decrease in other operating income and due to a $3,000 gain on investment securities transactions recorded during the 2000 period.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $815,000 for the six months ended December 31, 2001, a decrease of $33,000, or 3.9%, compared to the six months ended December 31, 2000. The decrease resulted primarily from a $53,000, or 10.6%, decrease in employee compensation and benefits, due primarily to the expiration of a stock benefit plan effective April 2001. This decrease was partially offset by a $7,000, or 10.3%, increase in data processing and a $12,000, or 7.3%, increase in other operating expense, both due primarily to the Corporation's overall growth year to year.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
--------------------------------------------------------------------------------
2001 and 2000 (continued)
-------------------------

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $176,000 for the six months ended December 31, 2001, an increase of $28,000, or 18.9%, compared to the six months ended December 31, 2000. The increase resulted primarily from the increase in net earnings before taxes of $81,000, or 15.4%. The effective tax rates were 29.0% and 28.2% for the six month periods ended December 31, 2001 and 2000, respectively.



Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2001 and 2000
-------------

General
-------

Net earnings amounted to $225,000 for the three months ended December 31, 2001, an increase of $46,000, or 25.7%, over the $179,000 of net earnings reported for the three months ended December 31, 2000. The increase in net earnings was due to a $64,000 increase in net interest income, a $3,000 increase in other income and an $11,000 decrease in general administrative and other expense, which were partially offset by a $9,000 increase in the provision for losses on loans and a $23,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income amounted to $1.3 million for the three months ended December 31, 2001, an increase of $15,000, or 1.1%, compared to the same quarter in 2000, due to a $6.0 million, or 8.5%, increase in the weighted-average balance of interest-earning assets outstanding, offset by a decrease in the average yield on interest-earning assets, from 7.49% in 2000 to 6.98% in 2001. Interest income on loans increased by $2,000, or .2%, due to a $616,000, or 1.4%, increase in the weighted-average balance of loans outstanding year to year, offset by a 9 basis point decrease in the average yield on loans, to 7.95% for the three months ended December 31, 2001.

Interest income on mortgage-backed securities increased by $56,000, or 23.0%, due primarily to a $5.9 million, or 41.5%, increase in the average balance outstanding, partially offset by a decrease in the average yield on mortgage-backed securities, from 6.89% in the 2000 quarter to 5.97% in the 2001 quarter. Interest income on investment securities and interest-bearing deposits decreased by $43,000, or 25.6%, due primarily to a decrease in yield year to year.

Total interest expense amounted to $636,000 for the three months ended December 31, 2001, a decrease of $49,000, or 7.2%, from the 2000 quarter, due to a decrease in the average cost of funds, from 4.65% in 2000 to 3.90% in 2001, partially offset by a $6.3 million, or 10.6%, increase in the weighted-average balance of interest-bearing liabilities outstanding year to year. Interest expense on deposits decreased by $65,000, or 11.4%, due to a 66 basis point decrease in the average cost of deposits, partially offset by a $2.1 million, or 4.0%, increase in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings increased by $16,000, or 14.0%, due to a $4.2 million, or 55.5%, increase in the weighted-average balance of borrowed funds outstanding year to year, which was partially offset by a decrease in the average cost of borrowed funds, from 6.02% to 4.40%. The decrease in yields on interest-earning assets and costs of interest-bearing liabilities resulted primarily from the overall decrease in interest rates in the economy during 2001.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)

Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2001 and 2000 (continued)
-------------------------

Net Interest Income (continued)
-------------------------------

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $64,000, or 10.1%, to a total of $698,000 for the three months ended December 31, 2001, compared to a total of $634,000 for the three months ended December 31, 2000. The interest rate spread amounted to 3.08% and 2.84% during the three month periods ended December 31, 2001 and 2000, respectively, while the net interest margin amounted to 3.66% and 3.60% during the three month periods ended December 31, 2001 and 2000, respectively.

Provision for Losses on Loans
-----------------------------

Based upon an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management recorded a provision for losses on loans totaling $18,000 and $9,000 during the three month periods ended December 31, 2001 and 2000, respectively. The provision in the current period was predicated upon growth in the loan portfolio, integrated with an analysis of the Savings Bank's nonperforming loans. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $52,000 for the three months ended December 31, 2001, an increase of $3,000, or 6.1%, compared to the three months ended December 31, 2000, primarily due to a $7,000, or 21.9%, increase in service charges on deposit accounts, partially offset by a $4,000 decrease in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $414,000 for the three months ended December 31, 2001, a decrease of $11,000, or 2.6%, compared to the three months ended December 31, 2000. The decrease in general, administrative and other expense resulted primarily from a $30,000, or 12.1%, decrease in employee compensation and benefits, which was partially offset by a $14,000, or 16.7%, increase in other operating expense. The decrease in employee compensation and benefits was due primarily to the expiration of a stock benefit plan effective April 2001.

Federal Income Taxes
--------------------

The provision for federal income taxes increased by $23,000, or 32.9%, for the three months ended December 31, 2001, compared to the three months ended December 31, 2000. The increase resulted primarily from the increase in net earnings before taxes of $69,000, or 27.7%. The effective tax rates were 29.2% and 28.1% for the three month periods ended December 31, 2001 and 2000, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                                     PART II

ITEM 1.  Legal Proceedings
         -----------------

The Savings Bank was party to a lawsuit captioned Family Bank, FSB and First Federal Savings Bank v. Oscar S. Blankenship a/k/a O. Sam Blankenship and Jenny Blankenship filed in the Johnson Circuit Court, Division No. II, Commonwealth of Kentucky. Effective November 16, 2001, the parties entered into a Settlement Agreement and Release pursuant to which the Blankenships agreed to execute and deliver to the Family Bank and the Savings Bank a deed in lieu of foreclosure on the property securing the loans that were subject of the collection action. The Blankenships also agreed to provide an assignment of certain proceeds in another pending action when and if such proceeds are received. The Blankenships also released with prejudice all counterclaims against Family Bank and the Savings Bank in connection with this action.

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

               On November 7, 2001, the Annual Meeting of the Corporation's Shareholders was held. Three directors nominated were elected to terms expiring in 2004 by the following votes:

                  Betty J. Long
                           For:  762,885                   Withheld:  107,139

                  Milton G. Rees
                           For:  762,985                   Withheld:  107,039

                  Wilbur H. Wilson
                           For:  762,985                   Withheld:  107,039

               A stockholder of the Corporation had submitted a stockholder proposal for inclusion in the proxy statement of the Corporation pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended. Such proposal recommended the sale of the Corporation. The proponent of this proposal failed to attend or send a duly appointed representative to the Annual Meeting to present the proposal on his behalf. As such, the proposal was not considered as a matter to be acted upon at the Annual Meeting. The Corporation did announce that a tabulation of the proxies received up to the Annual Meeting showed that the proposal would have been defeated by the following results:

               PROPOSAL II -- STOCKHOLDER PROPOSAL  RECOMMENDING THE SALE OF THE
               -----------------------------------------------------------------
               COMPANY
               -------
                              NUMBER        PERCENTAGE          PERCENTAGE
                             OF VOTES     OF VOTES CAST    OF SHARES OUTSTANDING
                             --------     -------------    ---------------------

               FOR           179,184          20.6%             19.1%
               AGAINST       538,288          61.9%             57.3%
               ABSTAIN        19,138           2.2%              2.1%

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


Date:  February 13, 2002                By:/s/ Betty J. Long
       -------------------                 -------------------------------------
                                           Betty J. Long
                                           President and Chief
                                           Executive Officer


Date:  February 13, 2002                By:/s/ Robbie Cox
       -------------------                 -------------------------------------
                                           Robbie Cox
                                           Principal Accounting Officer