Form 10QSB
period 2002-03-31
KENTUCKY FIRST BANCORP INC
filed 2002-05-15
CIK 943891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2002
                               --------------------------

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

                  May 9, 2002 - 925,328 shares of common stock
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I

  ITEM I -        FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition               3

                  Consolidated Statements of Earnings                          4

                  Consolidated Statements of Comprehensive Income              5

                  Consolidated Statements of Cash Flows                        6

                  Notes to Consolidated Financial Statements                   8

  ITEM II         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                                         9


PART II  -        OTHER INFORMATION                                           14

SIGNATURES                                                                    15

ITEM I  FINANCIAL STATEMENTS

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          MARCH 31,            JUNE 30,
         ASSETS                                                                                2002                2001
Cash and due from banks                                                                     $   584             $   507
Interest-bearing deposits in other financial institutions                                     1,512               2,069
                                                                                            -------             -------
         Cash and cash equivalents                                                            2,096               2,576

Investment securities available for sale - at market                                         11,019               8,179
Mortgage-backed securities available for sale - at market                                    21,616              14,635
Loans receivable - net                                                                       41,393              45,720
Office premises and equipment - at depreciated cost                                           1,180               1,137
Real estate acquired through foreclosure                                                         45                  --
Federal Home Loan Bank stock - at cost                                                        1,460               1,399
Accrued interest receivable                                                                     504                 464
Prepaid expenses and other assets                                                                81                  81
Prepaid federal income taxes                                                                     20                   7
                                                                                            -------             -------

         Total assets                                                                       $79,414             $74,198
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $54,696             $52,430
Advances from the Federal Home Loan Bank                                                     11,798               8,811
Accrued interest payable                                                                        168                 158
Other liabilities                                                                               421                 190
Deferred federal income taxes                                                                    46                  69
                                                                                            -------             -------
         Total liabilities                                                                   67,129              61,658

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                                             --                  --
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                                      14                  14
  Additional paid-in capital                                                                  9,264               9,264
  Retained earnings - restricted                                                              9,121               8,986
  Less shares acquired by stock benefit plans                                                  (555)               (555)
  Less 463,297 and 448,460 shares of treasury stock at March 31,
    2002 and June 30, 2001, respectively - at cost                                           (5,444)             (5,254)
  Accumulated comprehensive income (loss), unrealized gains (losses) on
     securities designated as available for sale, net of related tax effects                   (115)                 85
                                                                                            -------             -------
         Total shareholders' equity                                                          12,285              12,540
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                         $79,414             $74,198
                                                                                            =======             =======

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                              MARCH 31,                     MARCH 31,
                                                                         2002         2001              2002         2001
Interest income
  Loans                                                                $2,681       $2,749            $  838       $  935
  Mortgage-backed securities                                              838          726               312          231
  Investment securities                                                   319          403               109          135
  Interest-bearing deposits and other                                      94           93                26           28
                                                                       ------       ------            ------       ------
         Total interest income                                          3,932        3,971             1,285        1,329

Interest expense
  Deposits                                                              1,503        1,710               435          573
  Borrowings                                                              363          354               122          134
                                                                       ------       ------            ------       ------
         Total interest expense                                         1,866        2,064               557          707
                                                                       ------       ------            ------       ------

         Net interest income                                            2,066        1,907               728          622

Provision for losses on loans                                              30           30                 9            9
                                                                       ------       ------            ------       ------

         Net interest income after provision
           for losses on loans                                          2,036        1,877               719          613

Other income
  Gain on investment securities transactions                               --            3                --           --
  Service charges on deposit accounts                                     113          111                36           35
  Other operating                                                          42           45                15           15
                                                                       ------       ------            ------       ------
         Total other income                                               155          159                51           50

General, administrative and other expense
  Employee compensation and benefits                                      652          758               207          260
  Occupancy and equipment                                                 127          129                42           45
  Data processing                                                         116          102                41           34
  State franchise tax                                                      48           48                15           15
  Other operating                                                         269          246                92           81
                                                                       ------       ------            ------       ------
         Total general, administrative and other expense                1,212        1,283               397          435
                                                                       ------       ------            ------       ------

         Earnings before income taxes                                     979          753               373          228

Federal income taxes
  Current                                                                 207          163               107           (6)
  Deferred                                                                 81           47                 5           68
                                                                       ------      -------            ------       ------
         Total federal income taxes                                       288          210               112           62
                                                                       ------      -------            ------       ------

         NET EARNINGS                                                  $  691      $   543            $  261       $  166
                                                                       ======      =======            ======       ======
         EARNINGS PER SHARE
           Basic                                                       $  .78      $   .58            $  .30       $  .19
                                                                       ======      =======            ======       ======

           Diluted                                                     $  .75      $   .57            $  .28       $  .18
                                                                       ======      =======            ======       ======

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                            NINE MONTHS ENDED        THREE MONTHS ENDED
                                                                                 MARCH 31,                 MARCH 31,
                                                                              2002       2001           2002       2001
Net earnings                                                                 $ 691      $ 543          $ 261       $166

Other comprehensive income (loss), net of tax:
  Cumulative effect of transfer of securities from held to maturity
    to available for sale                                                       --       (174)            --         --
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(103), $314, $(105) and $85 during the
    respective periods                                                        (200)       609           (204)       165

  Reclassification adjustment for realized gains included in earnings,
    net of tax of $1 in 2001                                                    --         (2)            --         --
                                                                             -----      -----          -----       ----

Comprehensive income                                                         $ 491      $ 976          $  57       $331
                                                                             =====      =====          =====       ====

Accumulated comprehensive income (loss)                                      $(115)     $ 165          $(115)      $165
                                                                             =====      =====          =====       ====

                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                               $     691           $   543
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                            (11)              (12)
    Depreciation and amortization                                                                  58                63
    Amortization of deferred loan origination fees                                                (26)              (10)
    Provision for losses on loans                                                                  30                30
    Gain on investment securities transactions                                                     --                (3)
    Federal Home Loan Bank stock dividends                                                        (61)              (74)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (40)              (92)
      Prepaid expenses and other assets                                                            --               440
      Accrued interest payable                                                                     10               (24)
      Other liabilities                                                                           231              (183)
      Federal income taxes
        Current                                                                                   (13)              (77)
        Deferred                                                                                   81                47
                                                                                            ---------           -------
         Net cash provided by operating activities                                                950               648

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               2,041               642
  Purchase of investment securities                                                            (4,980)             (500)
  Purchase of mortgage-backed securities                                                      (11,169)               --
  Principal repayments on mortgage-backed securities                                            3,994             1,297
  Purchase of loans                                                                                --            (2,560)
  Loan principal repayments                                                                    11,617             7,598
  Loan disbursements                                                                           (7,339)           (5,873)
  Purchase of office premises and equipment                                                      (101)               (3)
                                                                                            ---------           --------
         Net cash provided by (used in) investing activities                                   (5,937)              601

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                           2,266            (1,463)
  Proceeds from borrowed funds                                                                  3,000             7,600
  Repayment of borrowed funds                                                                     (13)           (5,612)
  Proceeds from exercise of stock options                                                          --                27
  Purchase of treasury stock                                                                     (190)           (1,245)
  Dividends on common stock                                                                      (556)             (380)
                                                                                            ---------           -------
         Net cash provided by (used in) financing activities                                    4,507            (1,073)
                                                                                            ---------           -------

Net increase (decrease) in cash and cash equivalents                                             (480)              176

Cash and cash equivalents at beginning of period                                                2,576             1,601
                                                                                            ---------           -------

Cash and cash equivalents at end of period                                                  $   2,096           $ 1,777
                                                                                            =========           =======

                          KENTUCKY FIRST BANCORP, INC.

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2002              2001

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Federal income taxes                                                                       $  201           $   240
                                                                                               ======           =======

    Interest on deposits and borrowings                                                        $1,856           $ 2,088
                                                                                               ======           =======

Supplemental disclosure of noncash investing activities:
  Transfer of investment and mortgage-backed securities from
    held to maturity to an available for sale classification                                   $   --           $10,310
                                                                                               ======           =======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                       $ (200)          $   607
                                                                                               ======           =======

  Transfers from loans to real estate acquired through foreclosure                             $   45           $    --
                                                                                               ======           =======

                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 2002 and 2001

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.   Earnings Per Share
     ------------------

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 45,810 unallocated ESOP shares, totaled 887,023 and 880,362 for the nine and three month periods ended March 31, 2002, respectively. Weighted-average common shares deemed outstanding, which gives effect to 56,229 unallocated ESOP shares, totaled 941,251 and 887,712 for the nine and three month periods ended March 31, 2001, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 920,806 and 915,128 for the nine and three month periods ended March 31, 2002, and 951,321 and 901,998 for the nine and three month periods ended March 31, 2001, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 33,783 and 34,766 for the nine and three month periods ended March 31, 2002, and 10,070 and 14,286 for the nine and three month periods ended March 31, 2001, respectively.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses and the effect of recent accounting pronouncements.


Discussion of Financial Condition Changes from June 30, 2001 to March 31, 2002
------------------------------------------------------------------------------

At March 31, 2002, the Corporation's consolidated total assets amounted to $79.4 million, an increase of $5.2 million, or 7.0%, over the total at June 30, 2001. The increase in assets, which was centered in increases in investment securities and mortgage-backed securities, was funded primarily from an increase of $2.3 million in deposits and an increase in advances from the Federal Home Loan Bank of $3.0 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $2.4 million, or 21.9%, during the nine month period, to a total of $13.1 million at March 31, 2002. Investment securities purchases amounted to $5.0 million, while maturities totaled $2.0 million during the nine months ended March 31, 2002. Mortgage-backed securities totaled $21.6 million at March 31, 2002, an increase of $7.0 million, or 47.7%, over June 30, 2001 levels. The increase in mortgage-backed securities resulted primarily from purchases totaling $11.2 million, which were partially offset by principal repayments of $4.0 million.

Loans receivable amounted to $41.4 million at March 31, 2002, a decrease of $4.3 million, or 9.5%, compared to June 30, 2001. Principal repayments amounted to $11.6 million and were partially offset by loan disbursements of $7.3 million. The allowance for loan losses totaled $242,000 at March 31, 2002, compared to $480,000 at June 30, 2001. During the period ended March 31, 2002, a nonperforming loan was transferred to real estate acquired through foreclosure, which resulted in a decline in the allowance for loan losses. Based on an estimate of the fair value of the property at the time of transfer, the Savings Bank wrote down the value by $265,000. Nonperforming loans totaled $73,000 at March 31, 2002, compared to $286,000 at June 30, 2001. The allowance for loan losses represented 331.5% of nonperforming loans as of March 31, 2002 and 167.8% at June 30, 2001. Although management believes that its allowance for loan losses at March 31, 2002 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $54.7 million at March 31, 2002, an increase of $2.3 million, or 4.3%, over June 30, 2001 levels. The increase in deposits was due to managements' continuing marketing efforts. Advances from the Federal Home Loan Bank totaled $11.8 million at March 31, 2002, an increase of $3.0 million, or 33.9%, over the total at June 30, 2001. Proceeds from advances and growth in deposits were generally used to fund new loan originations and purchases of investment and mortgage-backed securities.

The Corporation's shareholders' equity amounted to $12.3 million and $12.5 million at March 31, 2002 and June 30, 2001, respectively. Net earnings during the nine months ended March 31, 2002 of $691,000, were more than offset by unrealized losses on available for sale securities of $200,000, dividends paid on common stock totaling $556,000 and purchases of treasury stock totaling $190,000.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2001 to March 31, 2002
------------------------------------------------------------------------------
(continued)

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

At March 31, 2002, the Savings Bank's tangible and core capital totaled $11.7 million, or 14.8%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.2 million and $3.2 million by $10.5 million and $8.5 million, respectively. The Savings Bank's risk-based capital of $12.0 million, or 30.3% of risk-weighted assets, exceeded the 8% of risk-weighted assets requirement by $8.8 million.


Comparison of Operating  Results for the Nine Month Periods Ended March 31, 2002
--------------------------------------------------------------------------------
and 2001
--------

General
-------

Net earnings amounted to $691,000 for the nine months ended March 31, 2002, an increase of $148,000, or 27.3%, over the $543,000 of net earnings reported for the nine months ended March 31, 2001. The increase in net earnings was due to a $159,000 increase in net interest income and a $71,000 decrease in general administrative and other expense, which were partially offset by a $4,000 decrease in other income and a $78,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income amounted to $3.9 million for the nine months ended March 31, 2002, a decrease of $39,000, or 1.0%, compared to the same period in 2001, due to a 53 basis point decrease in the average yield on interest-earning assets, from 7.49% in 2001 to 6.96% in 2002, offset by a $4.6 million, or 6.5%, increase in the weighted-average balance of interest-earning assets outstanding year-to-year. Interest income on loans decreased by $68,000, or 2.5%, due primarily to a decrease in the average yield on loans, from 8.08% to 7.90%, for the nine month periods ended March 31, 2002 and 2001, respectively.

Interest income on mortgage-backed securities increased by $112,000, or 15.4%, due primarily to a $4.4 million increase in the average balance outstanding year-to-year, which was partially offset by an 82 basis point decrease in yield, to 6.00% for the nine months ended March 31, 2002. Interest income on investment securities and interest-bearing deposits decreased by $83,000, or 16.7%, due primarily to a decrease in yield year-to-year.

Total interest expense amounted to $1.9 million for the nine months ended March 31, 2002, a decrease of $198,000, or 9.6%, compared to the 2001 period, due primarily to a decrease in the average cost of funds, from 4.64% in 2001 to 3.88% in 2002, which was partially offset by a $4.8 million, or 8.1%, increase in the weighted-average balance of interest-bearing liabilities outstanding year-to-year. Interest expense on deposits decreased

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Nine Month Periods Ended March 31, 2002
--------------------------------------------------------------------------------
and 2001 (continued)
--------------------

Net Interest Income (continued)
-------------------------------

by $207,000, or 12.1%, due to a 67 basis point decrease in the average cost of deposits, to 3.76% for the nine months ended March 31, 2002, partially offset by a $1.9 million, or 3.6%, increase in the weighted-average balance of deposits outstanding year-to-year. Interest expense on borrowings increased by $9,000, or 2.5%, due to a $2.9 million, or 37.1%, increase in the weighted-average balance of borrowed funds outstanding year-to-year, which was partially offset by a 150 basis point decrease in the average cost of borrowed funds, to 4.47% for the nine months ended March 31, 2002. The decreases in the level of yields on interest-earning assets and costs of interest-bearing liabilities resulted primarily from the overall decrease in interest rates in the economy during calendar 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $159,000, or 8.3%, to a total of $2.1 million for the nine months ended March 31, 2002, compared to the nine months ended March 31, 2001. The interest rate spread amounted to 3.08% and 2.85% during the nine month periods ended March 31, 2002 and 2001, respectively, while the net interest margin amounted to 3.66% and 3.59% during the nine month periods ended March 31, 2002 and 2001, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $30,000 provision for losses on loans during each of the nine month periods ended March 31, 2002 and 2001. The provision in the current period was predicated upon an analysis of the Savings Bank's nonperforming loans integrated with the potential effects of the weakening economic environment. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income decreased by $4,000, or 2.5%, for the nine months ended March 31, 2002, compared to the nine months ended March 31, 2001, due primarily to a $3,000, or 6.7%, decrease in other operating income and a $3,000 gain on investment securities transactions recorded during the 2001 period.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.2 million for the nine months ended March 31, 2002, a decrease of $71,000, or 5.5%, compared to the nine months ended March 31, 2001. The decrease resulted primarily from a $106,000, or 14.0%, decrease in employee compensation and benefits, due primarily to the expiration of a stock benefit plan effective April 2001. This decrease was partially offset by a $14,000, or 13.7%, increase in data processing and a $23,000, or 9.3%, increase in other operating expense, both due primarily to the Corporation's overall growth year-to-year.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Nine Month Periods Ended March 31, 2002
--------------------------------------------------------------------------------
and 2001 (continued)
--------------------

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $288,000 for the nine months ended March 31, 2002, an increase of $78,000, or 37.1%, compared to the nine months ended March 31, 2001. The increase resulted primarily from the increase in net earnings before taxes of $226,000, or 30.0%. The effective tax rates were 29.4% and 27.9% for the nine month periods ended March 31, 2002 and 2001, respectively.


Comparison of Operating Results for the Three Month Periods Ended March 31, 2002
--------------------------------------------------------------------------------
and 2001
--------

General
-------

Net earnings amounted to $261,000 for the three months ended March 31, 2002, an increase of $95,000, or 57.2%, over the $166,000 of net earnings reported for the three months ended March 31, 2001. The increase in net earnings was due to a $106,000 increase in net interest income, a $1,000 increase in other income and a $38,000 decrease in general administrative and other expense, which were partially offset by a $50,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income amounted to $1.3 million for the three months ended March 31, 2002, a decrease of $44,000, or 3.3%, compared to the same quarter in 2001, due to a decrease in the average yield on interest-earning assets, from 7.49% in 2001 to 6.68% in 2002, offset by a $6.2 million, or 8.7%, increase in the weighted-average balance of interest-earning assets outstanding. Interest income on loans decreased by $97,000, or 10.4%, due to a $3.1 million, or 6.7%, decrease in the weighted-average balance of loans outstanding year-to-year, as well as a 31 basis point decrease in the average yield on loans, to 7.78% for the three months ended March 31, 2002.

Interest income on mortgage-backed securities increased by $81,000, or 35.1%, due primarily to a $7.5 million, or 54.4%, increase in the average balance outstanding, which was partially offset by a decrease in the average yield on mortgage-backed securities, from 6.72% in the 2001 quarter to 5.87% in the 2002 quarter. Interest income on investment securities and interest-bearing deposits decreased by $28,000, or 17.2%, due primarily to a decrease in yield year-to-year.

Total interest expense amounted to $557,000 for the three months ended March 31, 2002, a decrease of $150,000, or 21.2%, from the 2001 quarter, due to a decrease in the average cost of funds, from 4.71% in 2001 to 3.38% in 2002, which was partially offset by a $6.0 million, or 9.9%, increase in the weighted-average balance of interest-bearing liabilities outstanding year-to-year. Interest expense on deposits decreased by $138,000, or 24.1%, due to a 132 basis point decrease in the average cost of deposits, partially offset by a $3.6 million, or 7.1%, increase in the weighted-average balance of deposits outstanding year-to-year. Interest expense on borrowings decreased by $12,000, or 9.0%, due to a decrease in the average cost of borrowed funds, from 5.66% in the 2001 quarter to 4.17% in the 2002 quarter, which was partially offset by a $2.3 million, or 24.8%, increase in the weighted-average balance of borrowed funds outstanding year-to-year. The decreases in the level of yields on interest-earning assets and costs of interest-bearing liabilities resulted primarily from the overall decrease in interest rates in the economy during calendar 2001.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2002
--------------------------------------------------------------------------------
and 2001 (continued)
--------------------

Net Interest Income (continued)
-------------------------------

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $106,000, or 17.0%, to a total of $728,000 for the three months ended March 31, 2002, compared to a total of $622,000 for the three months ended March 31, 2001. The interest rate spread amounted to 3.30% and 2.79% during the three month periods ended March 31, 2002 and 2001, respectively, while the net interest margin amounted to 3.78% and 3.50% during the three month periods ended March 31, 2002 and 2001, respectively.

Provision for Losses on Loans
-----------------------------

Based upon an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management recorded a provision for losses on loans totaling $9,000 during each of the three month periods ended March 31, 2002 and 2001. The provision in the current period was predicated upon an analysis of the Savings Bank's nonperforming loans integrated with the potential effects of the weakening economic environment. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $51,000 for the three months ended March 31, 2002, an increase of $1,000, or 2.0%, compared to the three months ended March 31, 2001, due primarily to a $1,000, or 2.9%, increase in service charges on deposit accounts.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $397,000 for the three months ended March 31, 2002, a decrease of $38,000, or 8.7%, compared to the three months ended March 31, 2001. The decrease in general, administrative and other expense resulted primarily from a $53,000, or 20.4%, decrease in employee compensation and benefits, which was partially offset by an $11,000, or 13.6%, increase in other operating expense. The decrease in employee compensation and benefits was due primarily to the expiration of a stock benefit plan effective April 2001. The increase in other operating expense was due primarily to the Corporation's overall growth year-to-year.

Federal Income Taxes
--------------------

The provision for federal income taxes increased by $50,000, or 80.6%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. The increase resulted primarily from the increase in net earnings before taxes of $145,000, or 63.6%. The effective tax rates were 30.0% and 27.2% for the three month periods ended March 31, 2002 and 2001, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

                  None.


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





Date:       May 9, 2002                   By: /s/ Betty J. Long
       ------------------------               ----------------------------------
                                              Betty J. Long
                                              President and Chief
                                              Executive Officer



Date:       May 9, 2002                   By: /s/ Robbie Cox
       ------------------------               ----------------------------------
                                              Robbie Cox
                                              Principal Accounting Officer