Form 10KSB
period 2002-06-30
KENTUCKY FIRST BANCORP INC
filed 2002-09-30
CIK 943891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-13904

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              61-1281483
---------------------------------                            -------------------
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

308 NORTH MAIN STREET, CYNTHIANA, KENTUCKY                       41031-1210
------------------------------------------                      -----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the fiscal year ended June 30, 2002: $5,376,000.

As of September 26, 2002, the aggregate market value of the 613,706 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $8,898,737 based on the closing sales price of $14.50 per share of the registrant's Common Stock on September 26, 2002 as listed on the American Stock Exchange. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 26, 2002: 877,727

Transitional Small Business Disclosure Format Yes       No X
                                                  ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1.   Portions  of  Proxy   Statement   for  the  2002  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     The Company. Kentucky First Bancorp, Inc. (the "Company"), a Delaware corporation, was organized at the direction of the Board of Directors of First Federal Savings Bank, Cynthiana, Kentucky ("First Federal" or the "Bank") in April 1995 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed August 28, 1995, with the Company issuing 1,388,625 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, cash and interest-bearing deposits and a note receivable from the ESOP. The Company's principal business is the business of the Bank. At June 30, 2002, the Company had total assets of $79.7 million, deposits of $54.1 million, net loans receivable of $39.4 million and shareholders' equity of $13.2 million.

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

     The economy in the Bank's market area is based on a mixture of manufacturing and agriculture. Other employment is provided by a variety of professionals, service employers, manufacturing industries, wholesale/retail trade employers including 3M, Bullard Manufacturing, Concept Packaging Group, Cynthiana Publishing Company, Harrison Memorial Hospital, Judy Construction Co., Lucas Equine Equipment, General Castings, Trinity Industries, Inc., SNAPCO, STI Manufacturing, TI Group Automotive and TST Technologies. The Licking Valley Center of Maysville Community College is also located in Cynthiana with an enrollment of approximately 400 students.

     According to the US Bureau of Labor Statistics, the unemployment rate in Harrison County as of June 2002 was 5.7% as compared to 5.3% for the Commonwealth of Kentucky.

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

     At June 30, 2002, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.9 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $1.4 million.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2002, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                                At June 30,
                                                              ----------------------------------------------------
                                                                      2002                             2001
                                                              ---------------------           --------------------
                                                              Amount           %              Amount           %
                                                              ------        -------           ------        ------
                                                                            (Dollars in thousands)
Type of Loan:
Real estate loans:
  One- to four-family residential and construction (1)....  $   24,422      61.36%          $  27,701       59.72%
  Multi-family residential................................       2,712       6.82               2,884        6.22
  Agricultural............................................       3,772       9.48               4,676       10.08
  Commercial..............................................       5,668      14.24               7,504       16.18
                                                            ----------     ------           ---------      ------
     Total real estate loans..............................      36,574      91.90              42,765       92.20

Commercial loans..........................................       1,029       2.59                 859        1.85
Agricultural operating loans..............................         537       1.35                 605        1.30

Consumer loans:
  Automobiles.............................................         482       1.21                 466        1.01
  Mobile home.............................................          15       0.04                  28        0.06
  Savings account.........................................         714       1.79               1,087        2.34
  Other...................................................         447       1.12                 577        1.24
                                                            ----------     ------           ---------      ------
     Total consumer loans.................................       1,658       4.16               2,158        4.65
                                                            ----------     ------           ---------      ------
     Total loans..........................................      39,798     100.00%             46,387      100.00%
                                                                           ======                          ======
Less:
  Loans in process........................................         154                            114
  Deferred loan origination fees..........................          47                             71
  Unearned discount.......................................           1                              2
  Allowance for loan losses...............................         241                            480
                                                            ----------                      ---------
     Loans receivable, net................................  $   39,355                      $  45,720
                                                            ==========                      =========

_________
(1) At June 30, 2002, constructions loans amounted to $488,000 and represented 1.2% of total gross loans.

     Loan Maturity Schedule. The following table sets forth certain information at June 30, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                       Due Within       Due 1-5
                                                         1 Year          Years       Due After 5
                                                          After          After       Years After
                                                         6/30/02        6/30/02        6/30/02         Total
                                                       ----------      ---------     ------------      -----
                                                                            (In thousands)
Real estate mortgage........................           $     862        $  1,143       $ 34,569       $ 36,574
Consumer....................................               1,560              98             -           1,658
Commercial and agricultural operating.......               1,338             228             -           1,566
                                                       ---------        --------       --------       --------
     Total..................................           $   3,760        $  1,469       $ 34,569       $ 39,798
                                                       =========        ========       ========       ========

The following table sets forth at June 30, 2002, the dollar amount of all loans due one year or more after June 30, 2002 which have (i) predetermined interest rates and (ii) floating or adjustable interest rates.

                                                                       Predetermined            Floating or
                                                                           Rates             Adjustable Rates
                                                                       -------------         ----------------
                                                                                 (In thousands)
                  Real estate mortgage...............................     $  25,914              $  9,798
                  Consumer...........................................            98                    -
                  Commercial and agricultural operating..............           228                    -
                                                                          ---------              --------
                       Total.........................................     $  26,240              $  9,798
                                                                          =========              ========

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

     The Bank originates both fixed rate and adjustable rate mortgage loans ("ARMs") with terms of up to 30 years. In late March 1995, the Bank changed the index used to the Weekly Average Yield on U.S. Treasury Securities Adjusted to a Constant Maturity of One Year. The interest rates on these mortgages are generally adjusted annually with a limitation of either one or two percentage points per adjustment and six percentage points over the life of the loan. The minimum rate on such loans is 5%. Prior to March 1995, the Bank's adjustable rate loans were indexed to the National Monthly Median Cost of Funds Ratio to OTS Regulated, SAIF-Insured Institutions.

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

     One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At June 30, 2002, $23.8 million, or 59.8% of the Bank's gross loan portfolio consisted of loans other than home equity lines of credit that were secured by one- to four-family residential real properties primarily located in the Bank's market area. The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans to 85% of the lesser of the appraised value or purchase price, if applicable, of the property.

     Home Equity Lines of Credit. In 2001, the Bank began offering open-end home equity lines of credit. The loans are offered on owner occupied single family homes within the Bank's lending area. Loan terms are 10 years with interest rates subject to change monthly. The ceiling rate cap is 18%. The index rate used for these loans is the Wall Street Journal Prime Rate. Currently there are margins of 1% and 2% added to the index rate to set the interest rates. The margin depends on the loan to value ratio. Tax assessed value, drive-by inspections and appraisals may be used to determine the value of the homes. The maximum loan to value ratio is 85%. Minimum monthly payments of 1.5% of the outstanding loan balance or $25.00 (whichever is greater) are required. The borrower may draw on the loan during the ten year period. An annual maintenance fee is charged. Negative amortization is possible. At June 30, 2002, total home equity lines of credit amounted to $117,000.

     Multi-family and Commercial Real Estate Loans. The Bank has been active in the origination and purchase of loans secured by multi-family properties and commercial real estate. At June 30, 2002, multi-family and commercial real estate loans totaled $2.7 million and $5.7 million, respectively, and represented 6.8% and 14.2%, respectively, of the Bank's gross loan portfolio.

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

     The Bank's multi-family real estate loans consist of loans secured by apartment buildings which are primarily located in the Bank's market area. Generally, these apartment buildings are small with an average of eight to 12 units. The Bank's largest multi-family real estate lending to one borrower amounted to $673,000 at June 30, 2002. The loan is secured by one 18-unit apartment building and one nine-unit apartment building in Lexington, Kentucky.

     The Bank's commercial real estate portfolio consists of loans secured by office buildings, nursing homes, warehouse properties and churches. The Bank's largest commercial real estate loan is secured by a motel located in Dry Ridge, Kentucky. This loan had a balance of $1.4 million at June 30, 2002.

     Multi-family and commercial real estate lending entails significant additional risks as compared to one-to four-family residential lending. Such loans typically involve large loans to single borrowers or related borrowers. At June 30, 2002, the average size of the Bank's multi-family and commercial real estate loans was $119,000 as compared to the average size of one-to four-family residential real estate loans of $45,000. Such loans also involve a greater repayment risk as repayment is typically dependent on the successful operation of the project such that the income generated by the project is sufficient to cover operating expenses and debt service, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. In addition, commercial real estate is more likely to be subject to some form of environmental contamination. The Bank is pricing multi-family and commercial loans it originates above the single-family loan rate to compensate the Bank for these additional risks.

     Construction Loans. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties. Such loans convert to permanent financing upon completion of construction. These properties are located in the Bank's market area. At June 30, 2002, the Bank's loan portfolio included $70,000 in loans originated by the Bank and secured by properties under construction and a $418,000 participation interest in construction loans purchased from another financial institution. All construction loans originated by the Bank are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans have a fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months. Interest is billed monthly during the construction phase. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. The Bank has also purchased a participation interest in construction loans from a financial institution in Lexington, Kentucky. These construction loans have all been to a single contractor and are secured by a first lien on single family residential properties located in the Bank's market area. At June 30, 2002, the Bank's participation interest in these construction loans was $418,000. Terms of the participation provide that the Bank receives sufficient proceeds from the sale of individual properties in the project to satisfy the mortgage on that particular property. The financial institution continues to service the loans for the Bank including performing inspections and authorizing all draws under the construction loan.

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

     The Bank also makes a limited number of construction loans to finance the construction of multi-family and commercial real estate. As of June 30, 2002, no such loans were outstanding.

     Consumer Loans. The consumer loans originated by the Bank include automobile loans, savings account loans and unsecured loans. The Bank's loan portfolio includes loans secured by mobile homes although the Bank no longer originates such loans. The Bank's automobile loans are generally underwritten in amounts up to 80% of the lesser of the purchase price of new automobiles or the loan value for used automobiles as published by the National Automobile Dealers Association. The terms of such loans generally do not exceed 60 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy. The Bank makes savings account loans for terms of up to the lesser of six months or the maturity date of the certificate securing the loan for up to 100% of the face amount of the certificate or the balance in the savings account. The interest rate charged on these loans is normally two percentage points above the rate paid on the certificate account and the account must be pledged as collateral to secure the loan. At June 30, 2002, the Bank's consumer loans totaled $1.7 million, or 4.2% of the Bank's gross loan portfolio.

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

     Agricultural Loans. The Bank originates agricultural loans both for the purchase and refinance of agriculture-related real estate and for operating purposes. At June 30, 2002, the Bank had $3.8 million in agricultural real estate loans, or 9.5% of its gross loan portfolio, and $537,000 in agricultural operating loans, or 1.4% of the Bank's gross loan portfolio.

     Agricultural real estate loans are primarily secured by first liens on farmland and buildings thereon, if any, located in the Bank's market area. Loans are generally underwritten in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property on loans secured by farm land and up to 80% of the lesser of the appraised value or purchase price on loans secured by farms with residences. Such loans may be underwritten on either a fixed rate basis with a term of up to 15 years with no residence or 20 years with a residence or an adjustable rate basis with a term of up to 30 years. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property. At June 30, 2002, the average size of an agricultural real estate loan originated by the Bank was $51,000.

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

     In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the farm's income stream as well as the value of collateral used to secure the loan. Collateral generally consists of the cash crops produced by the farm, predominantly tobacco and cattle in the Bank's market area. The Bank requires that the borrowers provide evidence of hazard insurance on any equipment that will be used as collateral. Representatives of the

Bank may inspect such collateral on a periodic basis. In certain instances, the Bank may also take a lien on real estate as additional collateral for an agricultural operating loan. In such instances, the Bank generally requires that an appraisal of the real estate by a certified appraiser be performed, if the loan is in excess of $100,000. For loans of less than $100,000, as circumstances warrant, an evaluation may be performed by senior loan officers of the Bank.

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

     Commercial Loans. The Bank originates a limited amount of non-real estate commercial loans to small and medium sized businesses located in its market area. At June 30, 2002, the Bank's commercial loans amounted to $1,029,000, or 2.6% of the Bank's gross loan portfolio.

     Commercial loans are generally made to finance the purchase of inventory, equipment and for short-term working capital. Such loans are generally secured, although a loan may be granted on an unsecured basis if a borrower's credit-worthiness is substantial. Commercial business loans are generally written for a term of one year or less and may be renewed by the Bank at maturity. Interest payments are made at least semi-annually and the rate may be changed semi-annually in accordance with market rates.

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

     Loan Solicitation and Processing. Loan originations are derived from a number of sources, including walk-in customers and referrals by realtors, directors, depositors and borrowers. Also, the Bank regularly advertises its services in the local weekly newspaper, weekly advertising paper and on the local radio station.

     Upon receipt of a loan application from a prospective borrower, a credit report and employment and other verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent, state certified, appraiser approved by the Bank's Board of Directors for loans in excess of $100,000. For loans of $100,000 and less, as circumstances warrant, an evaluation may be performed by senior loan officers of the Bank or the tax assessed value of the property may be used. Typically, an independent appraiser is utilized.

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

     Originations and Purchases of Loans. The Bank's loans are primarily originated by salaried loan officers of the Bank. In addition, the Bank has purchased one-to four-family mortgage loans from various financial institutions in the Bank's market area and has purchased a number of residential and commercial whole mortgage loans and participation interests in mortgage loans. The Bank purchases loans to supplement its lending activities during periods of low loan demand. The Bank has purchased one- to four-family loans, multi-family real estate loans and commercial loans from various financial institutions. These loans are primarily secured by real estate located in central Kentucky.

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

     Brokered Loans. The Bank has recently developed a relationship with a mortgage broker in Lexington, Kentucky. The mortgage broker is a former senior loan officer at a large financial institution in Lexington. The mortgage broker takes each loan application and will gather all required information and will send such information to the Bank for underwriting. The Bank will fund and service these loans.

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

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard", "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful may require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss,
or  charge  off  such  amount.   An  asset  which  does  not  currently
warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. The Bank also makes quarterly inspections of all property securing loans that are delinquent three months or more.

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

     At June 30, 2002 the Bank had $63,000 and $5,000 in assets classified as special mention and substandard, respectively, and had no assets classified as doubtful or loss.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                     Year Ended June 30,
                                                                 --------------------------
                                                                   2002              2001
                                                                 -------            -------
                                                                        (In thousands)

Balance at beginning of period.................................  $   480            $   443
Charge-offs:
  Real estate loans:
    One- to four-family residential............................       --                 --
    Multi-family residential...................................     (267)                --
    Agricultural...............................................       --                 --
    Commercial and other.......................................       --                 --
    Construction...............................................       --                 --
  Commercial loans.............................................       --                 --
  Agricultural operating loans.................................       --                 --
  Consumer loans:
    Automobile.................................................       (8)                --
    Savings account............................................      (10)                --
    Other consumer.............................................       (3)                (2)
                                                                  ------             ------
      Total:...................................................     (288)                (2)
                                                                  ------             ------
Recoveries:
  Real estate loans:
    One- to four-family residential............................       --                 --
    Multi-family residential...................................       --                 --
    Agricultural...............................................       --                 --
    Commercial and other.......................................       --                 --
    Construction...............................................       --                 --
  Commercial loans.............................................       --                 --
  Agricultural operating loans.................................       --                 --
  Consumer loans:
    Automobile.................................................       --                 --
    Savings account............................................       10                 --
    Other consumer.............................................       --                 --
                                                                  ------             ------
      Total:...................................................       10                 --
                                                                  ------             ------
Net charge-offs................................................     (278)                (2)
Provision for losses on loans..................................       39                 39
                                                                  ------             ------
Balance at end of period.......................................   $  241             $  480
                                                                  ======             ======
Ratio of net charge-offs to average loans
  outstanding during the period................................      .63%                --%
                                                                  ======             ======

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

                                                                         At June 30,
                                                    ----------------------------------------------------------
                                                              2002                           2001
                                                    ---------------------------     --------------------------
                                                                    Percent of                     Percent of
                                                                  Loans in Each                  Loans in Each
                                                                    Category to                    Category to
                                                     Amount         Total Loans     Amount         Total Loans
                                                    -------       -------------     ------       -------------
                                                                         (Dollars in thousands)
Real estate - mortgage:
  One- to four-family residential and construction..   $  57           61.36%         $  87           59.72%
  Multi-family residential..........................      20            6.82            229            6.22
  Agricultural......................................      45            9.48             48           10.08
  Commercial........................................      70           14.24             76           16.18
Commercial loans....................................      20            2.59             13            1.85
Agricultural operating loans........................      10            1.35              9            1.30
Consumer loans:
  Automobiles.......................................       9            1.21              8            1.01
  Mobile homes......................................      --            0.04              1            0.06
  Savings account...................................      --            1.79             --            2.34
  Other consumer loans..............................      10            1.12              9            1.24
                                                       -----          ------          -----          ------
    Total allowance for loan losses.................   $ 241          100.00%         $ 480          100.00%
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

                                                                                         At June 30,
                                                                             --------------------------------
                                                                              2002                      2001
                                                                             ------                    ------
                                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
    One- to four-family residential and construction.......................  $   --                    $   --
    Multi-family residential...............................................      --                       306
    Agricultural...........................................................      --                        --
    Commercial.............................................................      --                        --
  Commercial loans.........................................................      --                        --
  Agricultural operating loans.............................................      --                        --
  Consumer.................................................................      --                        --
                                                                             ------                     -----
     Total.................................................................      --                       306
                                                                             ------                     -----
Accruing loans which are contractually past due
90 days or more:
  Real estate:
    One- to four-family residential and construction.......................      49                       166
    Multi-family residential...............................................      --                        --
    Agricultural...........................................................      --                        --
    Commercial.............................................................      --                        --
  Commercial loans.........................................................      --                         4
  Agricultural operating loans.............................................      --                        --
  Consumer.................................................................       2                        10
                                                                             ------                     -----
     Total.................................................................      51                       180
                                                                             ------                     -----
Total non-performing loans (2).............................................  $   51                     $ 486
                                                                             ======                     =====
Total non-performing loans as a percentage
  of total net loans.......................................................     .13%                     1.06%
                                                                             ======                     =====
Total non-performing assets as a percentage
  of total assets..........................................................     .06%                      .66%
                                                                             ======                     =====

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) At June 30, 2001, non-performing loan balances are presented gross and do not reflect specific loan loss allowances of $200,000.

     Loans generally are placed on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. During the year ended June 30, 2002, gross interest income of $17,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was recognized on such loans during the year ended June 30, 2002.

     At June 30, 2002, the Bank did not have any loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

INVESTMENT ACTIVITIES

     First Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock.

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

     At June 30, 2002, the Bank had $2.2 million in CMOs and REMICs, which amounted to 2.8% of total assets. All of the CMOs and REMICs owned by the Bank are insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of either FNMA or FHLMC. The CMOs and REMICs owned by the Bank are primarily floating rate instruments.

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

     The Company's mortgage-backed securities portfolio, excluding CMOs and REMICs, consists primarily of seasoned fixed-rate mortgage-backed securities. At June 30, 2002, the Bank had $20.0 million, or 25.1% of total assets, in mortgage-backed securities. All of the Bank's mortgage-backed securities are insured or guaranteed by FNMA, FHLMC or GNMA.

The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                                            At June 30,
                                                                    --------------------------
                                                                      2002              2001
                                                                    --------          --------
                                                                          (In thousands)
          Investment securities available for sale:
            FHLB obligations.....................................   $  8,164          $  3,556
            FHLMC notes..........................................         -                989
            Municipal obligations................................      2,941             3,634
                                                                    --------          --------
              Total investment securities available for sale.....   $ 11,105          $  8,179
                                                                    ========          ========
          Mortgage-backed securities available for sale:
            FHLMC participation certificates.....................   $  5,569          $  5,577
            GNMA participation certificates......................      1,531               644
            FNMA participation certificates......................     15,104             8,414
                                                                    --------          --------
              Total mortgage-backed securities available for sale     22,204            14,635
                                                                    --------          --------
          Interest-earning deposits and certificates.............      3,079             2,069
                                                                    --------          --------
                Total investments and mortgage-backed
                  securities.....................................   $ 36,388          $ 24,883
                                                                    ========          ========

     The following table sets forth the scheduled  maturities,  carrying values,
market   values  and   average   yields  for  the   Company's   investment   and
mortgage-backed securities at June 30, 2002.

                                       One Year or Less       One to Five Years       Five to Ten Years
                                      -------------------    -------------------    --------------------
                                      Amortized   Average    Amortized   Average    Amortized    Average
                                        Cost       Yield       Cost       Yield       Cost        Yield
                                      ---------   -------    ---------   -------    --------     -------
                                                                           (Dollars in Thousands)
Investment securities:
  FHLB obligations.................   $  2,497     5.98%     $ 5,548      4.71%     $    -          - %
  State and municipal obligations..        155     4.59%       1,583      4.62%      1,085        4.78%
  Mortgage-backed securities.......          -       -             6      8.38%        481        6.70%
  Interest earning deposits........      3,079     1.47%           -         -           -          -
                                      --------               -------                ------
      Total........................   $  5,731               $ 7,137                $1,566
                                      ========               =======                ======

                                         More than Ten Years      Total Investment Portfolio
                                        --------------------   -----------------------------
                                        Amortized    Average   Amortized  Carrying   Average
                                          Cost        Yield      Cost      Value      Yield
                                        ---------    -------   ---------  --------   -------

Investment securities:
  FHLB obligations.................      $     -        - %    $  8,045    $ 8,164     5.10%
  State and municipal obligations..            -        -         2,823      2,941     4.68%
  Mortgage-backed securities.......       21,416      5.82%      21,903     22,204     5.84%
  Interest earning deposits........            -        -         3,079      3,079     1.47%
                                         -------                -------    -------
      Total........................      $21,416                $35,850    $36,388
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

     Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totaled $5.3 million, or 9.8% of the Bank's total savings portfolio at June 30, 2002. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank were to be unable to obtain funds from alternative sources. However, First Federal has no brokered funds, nor do these Jumbos represent brokered funds.

     Savings deposits in the Bank as of June 30, 2002 were represented by the various types of savings programs described below.

                                                                                     June 30, 2002
  Interest     Minimum                                                   Minimum       Balance in     Percentage of
    Rate         Term           Category                                 Amount        Thousands      Total Savings
  --------     -------          --------                                --------     --------------   -------------
   1.75%       None             Passbook Savings                        $    50        $  6,152           11.37%
   0.56        None             Demand Checking                             200           2,593            4.79
   0.94        None             Checking with Interest Accounts             200           7,829           14.47
   1.99        None             Money Market Deposit Accounts             2,500           1,770            3.27
*  2.17        None             First Money MMDA Accounts                10,000             988            1.83

                                Certificates of Deposit
                                -----------------------

*  2.40        91 days          91 day Fixed Term, Fixed Rate             1,000             373             .69
*  2.76        6 months         6 Month Fixed Term, Fixed Rate            1,000           2,997            5.54
*  3.14        9 months         9 Month Fixed Term, Fixed Rate            1,000          11,304           20.89
*  3.34        1 year           1 Year, Fixed Term, Fixed Rate            1,000           5,945           10.99
*  3.94        15 months        15 Month Fixed Term, Fixed Rate           1,000           2,263            4.18
*  4.34        18 months        18 Month Fixed Term, Fixed Rate           1,000           1,782            3.29
*  4.26        18 months        IRA 18 Month Fixed Term, Fixed Rate         500           4,379            8.09
*  4.40        24 months        24 Month Fixed Term, Fixed Rate           1,000             486             .90
*  5.02        30 months        30 Month Fixed Term, Fixed Rate           1,000             123             .23
*  5.01        36 months        36 Month Fixed Term, Fixed Rate           1,000           1,537            2.84
*  4.76        36 months        IRA 36 Month Fixed Term, Fixed Rate         500             119             .22
*  5.49        5 years          5 Year Fixed Term, Fixed Rate             1,000           2,979            5.49
*  5.05        5 years          IRA 5 Year, Fixed Term, Fixed Rate          500             500             .92
                                                                                       --------          ------
                                                                                       $ 54,119          100.00%
                                                                                       ========          ======

*        Represents weighted average interest rate.

     The following table sets forth, for the periods indicated, the average balances and interest rates for interest-bearing demand deposits and time deposits.

                                                                Year Ended June 30,
                                          -------------------------------------------------------------------
                                                      2002                                    2001
                                          ------------------------------        -----------------------------
                                           Interest-Bearing                       Interest-Bearing
                                             Demand and            Time             Demand and          Time
                                          Savings Deposits      Deposits        Savings Deposits     Deposits
                                          -----------------     --------        ------------------   --------
                                                                    (Dollars in thousands)
Average balance...........................  $    18,324       $  35,192              $  17,387     $   34,042
Average rate..............................         1.54%            4.63%                1.94%           5.74%

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2002.

                                                    Certificates
      Maturity Period                                of Deposit
      ---------------                              --------------
                                                   (In thousands)

      Three months or less.........................    $ 1,670
      More than three through six months...........      1,262
      More than six through 12 months..............      1,720
      Over 12 months...............................        641
                                                       -------
              Total................................    $ 5,293
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

                                                                          At June 30,
                                                                   -------------------------
                                                                    2002               2001
                                                                   ------             ------
                                                                     (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances..................................................  $ 11,794         $ 8,811

Weighted average rate paid on
  FHLB advances..................................................      4.22%          4.98%
                                                                          For the Year
                                                                          Ended June 30,
                                                                   -------------------------
                                                                    2002               2001
                                                                   -------           -------
                                                                     (Dollars in thousands)
Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances and other borrowed money........................   $ 11,807          $  10,218

                                                                          For the Year
                                                                          Ended June 30,
                                                                   -------------------------
                                                                    2002               2001
                                                                   -------           -------
                                                                      (Dollars in thousands)
Approximate average borrowings outstanding
  with respect to:
  FHLB advances and other borrowed money.........................  $ 11,082          $   8,239

Approximate weighted average rate paid on: (1)
  FHLB advances and other borrowed money.........................      4.40%             5.70%

____________

(1) Weighted average computed by dividing total interest paid by average balance outstanding.


     As of June 30, 2002, the Bank had $11.8 million in advances outstanding. Further asset growth may be funded through additional advances.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2002, the Bank was authorized to invest up to $2.4 million in the stock of or loans to subsidiaries, including the additional 1.0% investment for community inner-city and community development purposes. The Bank has one wholly owned subsidiary:
Cynthiana Service Corporation, a Kentucky corporation, formed for the purpose of holding the Bank's investments in data processing operations. At June 30, 2002, the Bank's total investment in the subsidiary was $15,000. The operations of Cynthiana Service Corporation are not consolidated with the operations of the Bank as the subsidiary's operations were immaterial.

PERFORMANCE RATIOS

     The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                                             At or for the
                                                                           Year Ended June 30,
                                                                         ----------------------
                                                                           2002           2001
                                                                         -------         ------
   Return on assets (net earnings divided by
      average total assets)....................................            1.21%         1.01%
   Return on average stockholders' equity (net earnings
      divided by average stockholders' equity).................            7.43          5.87
   Dividend payout ratio (dividends declared per share
      divided by net earnings per share).......................           57.94         68.75
   Interest rate spread (combined weighted average
      interest rate earned less combined weighted
      average interest rate cost)..............................            3.14          2.84
   Ratio of average interest-earning assets to
      average interest-bearing liabilities.....................          117.27        118.92
   Ratio of noninterest expense to average total assets........            2.05          2.33

COMPETITION

     The Company experiences competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits and loans in Harrison County and the other counties in the Company's market area comes from other savings institutions, credit unions, commercial banks, money market mutual funds, brokerage firms and insurance companies. Within Harrison County, the Bank is the only thrift institution although there are two local commercial banks and two branches of out-of-county commercial banks. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions.

EMPLOYEES

     As of June 30, 2002, the Company had 18 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

     The following sets forth information with respect to the executive officers of the Company who do not serve on the Board of Directors.

                                      Age at
                                     June 30,
         Name                           2002               Title
         ----                        ---------             -----
         Kevin R. Tolle                45                  Vice President, Secretary/Treasurer
         Robbie G. Cox                 55                  Chief Financial Officer, Vice President

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

     ROBBIE G. COX was appointed as Chief Financial Officer of the Company and the Bank in June 2002. He is also the Vice President of the Company and the Bank, a position he has held since joining the Bank in December 1986. From September 1992 to December 31, 1993 he also served as Chief Executive Officer of the Bank and served as President and Chief Executive Officer of the Bank from January 1994 to May 1994. Mr. Cox is a member and past president of the Cynthiana Lions Club and Deacon at Cynthiana Christian Church.

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

     FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law legislation that could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies have broader insurance underwriting powers than national banks and may engage in merchant banking activities. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Company, and firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act imposed new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the G-L-B Act.

     The G-L-B Act contained significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposed new capital requirements on the Federal Home Loan Banks and authorized them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deleted the requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expanded the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act made membership in the Federal Home Loan Bank voluntary for federal savings associations.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 2002, First Federal had no such investments.

     Adjusted total assets are a savings association's total assets as determined under accounting principles generally accepted in the United States of America, adjusted for certain goodwill amounts and increased by a pro-rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 2002, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, qualifying multi-family mortgage loans, qualifying residential construction loans and privately-issued mortgage-backed securities representing an interest in qualifying mortgage loans or qualifying multi-family loans are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 2002, the Bank's risk-weighted assets were approximately $38.5 million.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2002.

                                                                                              Percent of
                                                                           Amount             Assets(1)
                                                                           ------             ---------
                                                                               (Dollars in Thousands)
          Tangible capital.............................................  $  12,129               15.3%
          Tangible capital requirement.................................      1,186                1.5
                                                                         ---------               ----
            Excess.....................................................  $  10,943               13.8%
                                                                         =========               ====

          Core capital.................................................  $  12,129               15.3%
          Core capital requirement.....................................      3,162                4.0
                                                                         ---------               ----
            Excess.....................................................  $   8,967               11.3%
                                                                         =========               ====

          Total capital (i.e., core and supplementary capital).........  $  12,370               32.1%
          Risk-based capital requirement...............................      3,082                8.0
                                                                         ---------               ----
            Excess.....................................................  $   9,288               24.1%
                                                                         =========               ====

___________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under this rule.

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

     To qualify as a QTL, a savings institution must maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing (including home equity loans), and educational, small business and credit card loans; (ii) shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions; (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing; (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities, churches, schools and nursing homes or for financing small businesses in "credit-needy" areas; (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family, household or educational purposes, and (vi) shares of stock issued by FNMA or FHLMC.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 2002, approximately 84.9% of the Bank's portfolio assets were invested in Qualified Thrift Investments.

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

     The FDIC has adopted an assessment schedule for deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings has been reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Institutions are also assessed to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the Federal government established to finance takeovers of insolvent thrifts. Both BIF and SAIF members are assessed at the same rate for FICO payments. This rate is reset quarterly. For the third calendar quarter of 2002, the rate is set at 1.72 basis points.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2002, of $1.5 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 2002, the Bank had $11.8 million in advances and other borrowings from the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts up to $41.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2002, the Bank met its reserve requirements.

TAXATION

     The Company and the Bank will file a consolidated federal income return for the year ended June 30, 2002.

     Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Prior to recent legislation, institutions such as First Federal which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

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

     Legislation signed by the President in 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which had previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may have been delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. Under such legislation, the Bank is required to recapture approximately $70,000 of its tax bad debt reserve. The Bank has provided deferred taxes for the amount of the recapture.

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

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. The Bank is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended June 30, 2002, the amount of such expense for the Bank was $56,000.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's two offices at June 30, 2002.

                                                                  Book Value
                                  Year           Owned or         at June 30,           Approximate
                                 Opened           Leased             2002             Square Footage
                                 ------          -------          -----------         ---------------
308 North Main Street             1975             Owned           $307,000                4,278
Cynthiana, Kentucky

106 Ladish Road
Cynthiana, Kentucky               1994             Owned           $835,000                2,500

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     From time to time, First Federal is a party to various legal proceedings incident to its business. At June 30, 2002, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
--------------------------------------------------------------------------------

     The Common Stock began trading under the symbol "KYF" on the American Stock Exchange on August 29, 1995. As of September 20, 2002, there were 877,727 shares of the Common Stock outstanding. The number of registered holders as of that date was 249.

     The following table shows the high and low stock prices for the Common Stock and dividends declared on a quarterly basis for the past two fiscal years.

                                                                                           DIVIDENDS
                     QUARTER ENDED                    HIGH               LOW                DECLARED
                     -------------                    ----               ---               ---------
                    September 30, 2000              $10.4375           $10.0000              $0.125
                    December 31, 2000               $10.6250           $10.1875              $0.125
                    March 31, 2001                  $11.5000           $10.2500              $0.150
                    June 30, 2001                   $12.5000           $11.1000              $0.150

                    September 30, 2001              $13.0000           $12.5000              $0.150
                    December 31, 2001               $13.0000           $12.4500              $0.150
                    March 31, 2002                  $13.1200           $12.7400              $0.160
                    June 30, 2002                   $14.6500           $12.7500              $0.160

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

INTEREST RATE SENSITIVITY ANALYSIS AND NET PORTFOLIO VALUE

     First Federal, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As a part of its effort to monitor its interest rate risk, First Federal reviews the reports of the OTS which set forth the application of the "net portfolio value" ("NPV") methodology used by the OTS. Generally, NPV is the discounted present value of the difference between an institution's incoming cash flows from interest-earning assets and outgoing cash flows on interest-bearing liabilities and off balance sheet items. The methodology attempts to quantify interest rate risk as the change in the NPV which would result from theoretical changes in market interest rates.

     The following tables set forth the interest rate sensitivity of the Bank's net portfolio value as of June 30, 2002 and June 30, 2001, in the event of instantaneous and permanent 100 basis point increases and decreases in market interest rates.

                                          NET PORTFOLIO VALUE, JUNE 30, 2002

                                  Net Portfolio Value               NPV as % of Portfolio Value of Assets
             Change        ---------------------------------        -------------------------------------
            in Rates       Amount     $ Change      % Change        NPV Ratio       Basis Point Changes
            --------       ------     --------      --------        ---------       --------------------
                                        (Dollars in thousands)
             +300 bp        $10,842    $(4,262)         (28)%         14.03%              (420) bp
             +200 bp         12,426     (2,678)         (18)          15.68               (255) bp
             +100 bp         13,915     (1,189)          (8)          17.14               (109) bp
                0 bp         15,104         --           --           18.23                 --
             -100 bp         15,875        771            5           18.86                 63 bp
                                          NET PORTFOLIO VALUE, JUNE 30, 2001

                                Net Portfolio Value                 NPV as % of Portfolio Value of Assets
             Change        ---------------------------------        -------------------------------------
            in Rates       Amount     $ Change      % Change        NPV Ratio       Basis Point Changes
            --------       ------     --------      --------        ---------       --------------------
                                        (Dollars in thousands)
             +300 bp         $9,047    $(4,083)         (31)%         12.71%              (450) bp
             +200 bp         10,445     (2,685)         (20)          14.33               (288) bp
             +100 bp         11,830     (1,300)         (10)          15.86               (135) bp
                0 bp         13,130         --           --           17.21                 --
             -100 bp         14,032        902            7           18.07                 86 bp
             -200 bp         14,754      1,624           12           18.70                149 bp
             -300 bp         15,465      2,335           18           19.29                208 bp

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

                                                                       Year Ended June 30,
                                           ------------------------------------------------------------------------------
                                                           2002                                   2001
                                           ------------------------------------     ----------------------------------
                                                                        Average                                Average
                                                                        Yield/                                  Yield/
                                            Balance       Interest       Cost       Balance      Interest       Cost
                                           --------       --------      -------     -------      --------      -------
                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net (1)...............  $  44,065     $  3,449       7.83%      $  45,637    $   3,688       8.08%
  Mortgage-backed securities..............     19,430        1,158       5.96          14,241          959       6.73
  Investment securities...................      8,453          459       5.43           8,953          525       5.86
  Other interest-earning assets...........      3,809          118       3.10           2,126          131       6.16
                                            ---------     --------                  ---------    ---------
    Total interest-earning assets.........     75,757        5,184       6.84          70,957        5,303       7.47
Non-interest-earning assets...............      2,211                                   1,875
                                            ---------                               ---------
    Total assets..........................  $  77,968                               $  72,832
                                            =========                               =========
Interest-bearing liabilities:
  Deposits................................  $  53,516        1,902       3.55       $  51,429        2,292       4.46
  Borrowings..............................     11,082          488       4.40           8,239          470       5.70
                                            ---------     --------                  ---------    ---------
     Total interest-bearing liabilities...     64,598        2,390       3.70          59,668        2,762       4.63
                                                          --------     ------                    ---------     ------
Non-interest-bearing liabilities..........        622                                     566
                                            ---------                               ---------
     Total liabilities....................     65,220                                  60,234
Shareholders' equity......................     12,748                                  12,598
                                            ---------                               ---------
     Total liabilities and
       shareholders' equity...............  $  77,968                               $  72,832
                                            =========                               =========
Net interest income.......................                $  2,794                               $   2,541
                                                          ========                               =========
Interest rate spread (2)..................                               3.14%                                   2.84%
                                                                      =======                                  ======
Net yield on interest-earning assets (3)..                               3.69%                                   3.58%
                                                                      =======                                  ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities....                             117.27%                                 118.92%
                                                                      =======                                  ======

                                                    Year Ended June 30,
                                               ---------------------------------
                                                            2000
                                               ---------------------------------
                                                                         Average
                                                                         Yield/
                                               Balance     Interest       Cost
                                               -------     --------     --------
Interest-earning assets:
  Loans receivable, net (1)...............   $  46,913     $  3,728       7.95%
  Mortgage-backed securities..............      15,167          990       6.53
  Investment securities...................       9,213          521       5.66
  Other interest-earning assets...........       2,145          125       5.83
                                             ---------     --------
    Total interest-earning assets.........      73,438        5,364       7.30
Non-interest-earning assets...............       2,468
                                             ---------
    Total assets..........................   $  75,906
                                             =========
Interest-bearing liabilities:
  Deposits................................   $  54,629        2,241       4.10
  Borrowings..............................       7,029          392       5.58
                                             ---------     --------
     Total interest-bearing liabilities...      61,658        2,633       4.27
                                                           --------     ------
Non-interest-bearing liabilities..........         853
                                             ---------
     Total liabilities....................      62,511
Shareholders' equity......................      13,395
                                             ---------
     Total liabilities and
       shareholders' equity...............   $  75,906
                                             =========
Net interest income.......................                 $   2,731
                                                           =========
Interest rate spread (2)..................                                3.03%
                                                                        ======
Net yield on interest-earning assets (3)..                                3.72%
                                                                        ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities....                              119.11%
                                                                        ======

________
(1)  Includes non-accrual loans.
(2) Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Represents net interest income as a percentage of the average balance of interest-earning assets for the same period.

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

                                                                     Year Ended June 30,
                                          ------------------------------------------------------------------------
                                           2002        vs.       2001                2001        vs.         2000
                                          -----------------------------             ------------------------------
                                               Increase (Decrease)                        Increase (Decrease)
                                                     Due to                                     Due to
                                          -----------------------------             ------------------------------
                                           Rate      Volume       Total              Rate      Volume       Total
                                           ----      ------       -----              ----      ------       -----
                                                                        (In thousands)
Interest income:
  Loans                                   $(114)     $(125)      $(239)              $66       $(106)       $(40)
  Mortgage-backed securities (1)           (120)       319         199                34         (65)        (31)
  Investment securities (1)                 (38)       (28)        (66)               16         (12)          4
  Other interest-earning assets            ( 85)        72        ( 13)                7         ( 1)          6
                                          -----      -----       -----              ----       -----        ----
     Total interest-earning assets         (357)       238        (119)              123        (184)        (61)
                                          -----      -----       -----              ----       -----        ----
Interest expense:
  Deposits                                 (480)        90        (390)              159        (108)         51
  Borrowings                               (122)       140          18                 9          69          78
                                          -----      -----       -----              ----       -----        ----
     Total interest-bearing liabilities    (602)       230        (372)              168        ( 39)        129
                                          -----      -----       -----              ----       -----        ----

Increase (decrease) in net interest
  income                                                         $ 253                                     $(190)
                                                                 =====                                     =====

(1)  Includes securities designated as available for sale.

COMPARISON OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2001 TO JUNE 30, 2002

     The Company's consolidated total assets amounted to $79.7 million at June 30, 2002, an increase of $5.5 million, or 7.4%, over the total at June 30, 2001. The increase in assets was funded primarily by an increase of $3.0 million in advances from the Federal Home Loan Bank, an increase in deposits of $1.7 million and an increase in shareholders' equity of $610,000.

     Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $4.0 million, or 37.5%, to a total of $14.8 million at June 30, 2002. Investment securities amounted to $11.1 million at June 30, 2002 as compared to $8.2 million at June 30, 2001 and reflected purchases amounting to $6.5 million during fiscal 2002 and maturities of $3.8 million. Cash and interest-bearing deposits increased by $1.1 million from $2.6 million at FYE 2001 to $3.7 million at FYE 2002. Mortgage-backed securities totaled $22.2 million at June 30, 2002, an increase of $7.6 million, or 51.7%, over June 30, 2001 levels. The increase was due primarily to purchases totaling $12.5 million, which were partially offset by principal repayments of $5.2 million during the period. The increase in investment and mortgage-backed securities was funded primarily by growth in deposits, an increase in advances from the Federal Home Loan Bank and principal repayments on loans.

     Net loans receivable decreased by $6.4 million, or 13.9%, during fiscal 2002, to a total of $39.4 million at June 30, 2002. Principal repayments of $17.8 million exceeded loan disbursements of $9.3 million and loan purchases of $2.2 million. The decrease in loans was primarily comprised of a $2.8 million decrease in loans secured by one- to four-family residential real estate and a $2.7 million decrease in loans secured by nonresidential real estate and land. The allowance for loan losses totaled $241,000 at June 30, 2002, compared to $480,000 at June 30, 2001. During fiscal 2002, the real estate collateral related to a nonperforming loan was acquired via a deed in lieu of foreclosure. Based on an estimate of the fair value of the property at the time of transfer, the Bank wrote down the value of the property by

$265,000 which resulted in a decline in the allowance for loan losses. The collateral securing this loan was sold in the period subsequent to June 30, 2002 with no further loss incurred by the Bank. Nonperforming loans totaled $51,000 at June 30, 2002, compared to $286,000 at June 30, 2001. The allowance for loan losses represented 473% and 168% of non-performing loans at June 30, 2002 and 2001, respectively. Although management believes that its allowance for loan losses at June 30, 2002 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

     Deposits totaled $54.1 million at June 30, 2002, an increase of $1.7 million, or 3.2%, over June 30, 2001 levels. Advances from the FHLB totaled $11.8 million at June 30, 2002, an increase of $3.0 million, or 33.9%, over the total at June 30, 2001. Proceeds from the growth in deposits and FHLB advances were generally used to purchase investment and mortgage-backed securities.

     The Company's shareholders' equity amounted to $13.2 million at June 30, 2002, an increase of $610,000, or 4.9%, over June 30, 2001 levels. The increase resulted from net earnings of $947,000, an increase in unrealized gains on securities designated as available for sale of $270,000 and amortization of the ESOP plan of $130,000, which were partially offset by purchases of treasury stock totaling $190,000 and by dividends paid on common stock totaling $547,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2002 AND 2001

     GENERAL. Net earnings amounted to $947,000 for the fiscal year ended June 30, 2002, an increase of $208,000, or 28.1%, compared to the $739,000 of net earnings reported in fiscal 2001. The increase in net earnings was due to a $253,000 increase in net interest income and a $95,000 decrease in general, administrative and other expense, which were partially offset by a $28,000 decrease in other income and a $112,000 increase in the provision for federal income taxes.

     NET INTEREST INCOME. Interest income totaled $5.2 million for the fiscal year ended June 30, 2002, a decrease of $119,000, or 2.2%, from the $5.3 million of interest income reported in fiscal 2001. The decrease resulted from a 63 basis point decrease in the average yield, from 7.47% during fiscal 2001 to 6.84% during fiscal 2002, which was partially offset by a $4.8 million, or 6.8%, increase in the weighted-average balance of interest-earning assets outstanding. Interest income on loans decreased by $239,000, or 6.5%, due to a $1.6 million, or 3.4%, decrease in the weighted-average balance of loans outstanding and a 25 basis point decrease in yield, from 8.08% during fiscal 2001 to 7.83% during fiscal 2002. Interest income on mortgage-backed securities increased by
$199,000, or 20.8%, due to a $5.2 million, or 36.4%, increase in the weighted-average balance outstanding, which was partially offset by a 77 basis point decrease in average yield, from 6.73% during fiscal 2001 to 5.96% during fiscal 2002. Interest income on investment securities and interest-bearing deposits decreased by $79,000, or 12.0%, due to a 97 basis point decrease in the average yield, from 5.92% during fiscal 2001 to 4.95% during fiscal 2002, which was partially offset by a $1.2 million, or 10.7%, increase in the weighted-average balance outstanding.

     Interest expense totaled $2.4 million for the fiscal year ended June 30, 2002, a decrease of $372,000, or 13.5%, from the $2.8 million of total interest expense reported in fiscal 2001. Interest expense on deposits decreased by $390,000, or 17.0%, due to a 91 basis point decrease in the average cost of deposits, from 4.46% during fiscal 2001 to 3.55% during fiscal 2002, which was partially offset by a $2.1 million, or 4.1%, increase in the weighted-average balance of deposits outstanding. Interest expense on borrowings increased by $18,000, or 3.8%, due to a $2.8 million, or 34.5%, increase in the weighted-average balance of such advances outstanding, which was partially offset by a 130 basis point decrease in the average cost of advances, from 5.70% during fiscal 2001 to 4.40% during fiscal 2002. The decreases in the weighted-average yields on interest-earning assets and weighted-average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the first six months of 2002.

     As a result of the foregoing changes in interest income and interest expense, net interest income increased by $253,000, or 10.0%, to a total of $2.8 million for the fiscal year ended June 30, 2002, as compared to fiscal 2001. The interest rate spread amounted to 3.14% and 2.84% during the respective fiscal 2002 and 2001 years, while the net interest margin amounted to 3.69% in fiscal 2002 and 3.58% in fiscal 2001.

     PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $39,000 provision for losses on loans during each of the fiscal years ended June 30, 2002 and 2001. These additions to the allowance for loan losses were predicated primarily upon the level of the Bank's non-performing loans during the periods. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on non-performing assets in the future.

     OTHER INCOME. Other income totaled $192,000 for the fiscal year ended June 30, 2002, a decrease of $28,000, or 12.7%, compared to fiscal 2001, due primarily to a $17,000, or 11.0%, decrease in service charges on deposit accounts and an $8,000, or 12.7%, decrease in other operating income.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $1.6 million for the fiscal year ended June 30, 2002, a decrease of $95,000, or 5.6%, from fiscal 2001. The decrease was due primarily to a $121,000, or 12.3%, decrease in employee compensation and benefits, which was partially offset by a $14,000, or 10.0%, increase in data processing and $16,000, or 4.7%, increase in other operating expense.

     The decrease in employee compensation and benefits was primarily due to a reduction in staffing levels year to year and a $101,000 decrease in expense related to the expiration of the management recognition plan, a stock benefit plan implemented following the Bank's conversion from mutual to stock form. These decreases were partially offset by normal merit increases and an increase in expense associated with the ESOP. The increases in data processing and other operating expense were attributable primarily to pro-rata increases related to the Company's overall growth year to year.

     FEDERAL INCOME TAXES. The provision for federal income taxes totaled $400,000 for the fiscal year ended June 30, 2002, an increase of $112,000, or 38.9%, compared to fiscal 2001. This increase resulted primarily from an increase in net earnings before taxes of $320,000, or 31.2%. The effective tax rates were 29.7% and 28.0% for the fiscal years ended June 30, 2002 and 2001, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

     GENERAL. Net earnings amounted to $739,000 for the fiscal year ended June 30, 2001, a decrease of $101,000, or 12.0%, compared to the $840,000 of net earnings reported in fiscal 2000. The decrease in net earnings was due to a $190,000 decrease in net interest income, which was partially offset by a $1,000 increase in other income, a $42,000 decrease in general, administrative and other expense and a $46,000 decrease in the provision for federal income taxes.

     NET INTEREST INCOME. Interest income totaled $5.3 million for the fiscal year ended June 30, 2001, a decrease of $61,000, or 1.1%, from the $5.4 million of interest income reported in fiscal 2000. The decrease resulted from a $2.5 million, or 3.4%, decrease in the weighted-average balance of interest-earning assets outstanding, which was offset by a 17 basis point increase in the average yield, from 7.30% during fiscal 2000 to 7.47% during fiscal 2001. Interest income on loans decreased by $40,000, or 1.1%, due to a $1.3 million, or 2.7%, decrease in the weighted-average balance of loans outstanding, which was offset by a 13 basis point increase in yield, from 7.95% during fiscal 2000 to 8.08% during fiscal 2001. Interest income on mortgage-backed securities decreased by $31,000, or 3.1%, due to a $926,000, or 6.1%, decrease in the weighted-average balance outstanding, which was offset by a 20 basis point increase in average yield, from 6.53% during fiscal 2000 to 6.73% during fiscal 2001. Interest income on investment securities and interest-bearing deposits increased by $10,000, or 1.5%, due to a 23 basis point increase in average yield, from 5.69% during fiscal 2000 to 5.92% during fiscal 2001, which was offset by a $279,000, or 2.5%, decrease in the weighted-average balance outstanding.

     Interest expense totaled $2.8 million for the fiscal year ended June 30, 2001, an increase of $129,000, or 4.9%, over the $2.6 million of total interest expense reported in fiscal 2000. Interest expense on deposits increased by $51,000, or 2.3%, due to a 36 basis point increase in the average cost of deposits, from 4.10% during fiscal 2000 to 4.46% during fiscal 2001, which was offset by a $3.2 million, or 5.9%, decrease in the weighted-average balance of deposits outstanding. Interest expense on borrowings increased by $78,000, or 19.9%, due to a $1.2 million, or 17.2%, increase in the weighted-average balance of such advances outstanding and due to a 12 basis point increase in the average cost of advances from the Federal Home Loan Bank, from 5.58% during fiscal 2000 to 5.70% during fiscal 2001.

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

     PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $39,000 provision for losses on loans during each of the fiscal years ended June 30, 2001 and 2000. The provision in fiscal 2001 was reflective of management's concern about the level of the Bank's non-performing loans.

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

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $1.7 million for the fiscal year ended June 30, 2001, a decrease of $42,000, or 2.4%, from fiscal 2000. The decrease was due to a $29,000, or 2.9%, decrease in employee compensation and benefits, a $6,000, or 8.7%, decrease in state franchise tax and a $5,000, or 1.4%, decrease in other operating expense.

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

     The Bank's liquid assets consist of cash and cash equivalents and the portfolio of investment and mortgage-backed securities. The level of liquid assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 2002, the Bank had outstanding commitments to originate loans totaling $26,000.

Certificates of deposit scheduled to mature in one year or less at June 30, 2002, totaled $29.9 million. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

     First Federal's capital ratios are substantially in excess of current regulatory capital requirements. At June 30, 2002, the Bank's tangible and core capital amounted to 15.3% of adjusted total assets, or 13.8% and 11.3%, respectively, in excess of the Bank's current 1.5% tangible and 4.0% core capital requirements. Additionally, the Bank's risk-based capital ratio was 32.1% at June 30, 2002, or 24.1% in excess of the Bank's 8.0% risk-based capital requirement.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 142 effective July 1, 2002, as required, without material effect on the Company's financial position or results of operations.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants.......................... 42
Consolidated Statements of Financial Condition.............................. 43
Consolidated Statements of Earnings......................................... 44
Consolidated Statements of Comprehensive Income............................. 45
Consolidated Statements of Shareholders' Equity............................. 46
Consolidated Statements of Cash Flows....................................... 47
Notes to Consolidated Financial Statements.................................. 49

                       [LETTERHEAD OF GRANT THORNTON LLP]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Kentucky First Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Kentucky First Bancorp, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kentucky First Bancorp, Inc. as of June 30, 2002 and 2001, and the results of its operations, comprehensive income and cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Cincinnati, Ohio
September 5, 2002

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             June 30, 2002 and 2001
                        (In thousands, except share data)

         ASSETS                                                                          2002               2001
Cash and due from banks                                                             $     600           $    507
Interest-bearing deposits in other financial institutions                               3,079              2,069
                                                                                      -------            -------
         Cash and cash equivalents                                                      3,679              2,576

Investment securities available for sale - at market                                   11,105              8,179
Mortgage-backed securities available for sale - at market                              22,204             14,635
Loans receivable - net                                                                 39,355             45,720
Office premises and equipment - at depreciated cost                                     1,237              1,137
Real estate acquired through foreclosure                                                   45                 --
Federal Home Loan Bank stock - at cost                                                  1,477              1,399
Accrued interest receivable                                                               484                464
Prepaid expenses and other assets                                                          86                 81
Prepaid federal income taxes                                                               --                  7
                                                                                      -------            -------
         Total assets                                                                 $79,672            $74,198
                                                                                      =======            =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                              $54,119            $52,430
Advances from the Federal Home Loan Bank                                               11,794              8,811
Accrued interest payable                                                                  156                158
Other liabilities                                                                         179                190
Accrued federal income taxes                                                                5                 -
Deferred federal income taxes                                                             269                 69
                                                                                      -------            -------
         Total liabilities                                                             66,522             61,658
                                                                                      =======            =======
Commitments                                                                                --                 --

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                                       --                 --
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                                14                 14
  Additional paid-in capital                                                            9,301              9,264
  Retained earnings - restricted                                                        9,386              8,986
  Less shares acquired by Employee Stock Ownership Plan                                  (462)              (555)
  Less 463,297 and 448,460 shares of treasury stock at June 30, 2002
    and 2001, respectively - at cost                                                   (5,444)            (5,254)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                          355                 85
                                                                                      -------            -------
         Total shareholders' equity                                                    13,150             12,540
                                                                                      -------            -------
         Total liabilities and shareholders' equity                                   $79,672            $74,198
                                                                                      =======            =======

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 For the year ended June 30, 2002, 2001 and 2000
                        (In thousands, except share data)

                                                                         2002              2001             2000
Interest income
  Loans                                                                $3,449            $3,688           $3,728
  Mortgage-backed securities                                            1,158               959              990
  Investment securities                                                   459               525              521
  Interest-bearing deposits and other                                     118               131              125
                                                                       ------            ------           ------
         Total interest income                                          5,184             5,303            5,364
Interest expense
  Deposits                                                              1,902             2,292            2,241
  Borrowings                                                              488               470              392
                                                                       ------            ------           ------
         Total interest expense                                         2,390             2,762            2,633

         Net interest income                                            2,794             2,541            2,731

Provision for losses on loans                                              39                39               39
                                                                       ------            ------           ------

         Net interest income after provision
           for losses on loans                                          2,755             2,502            2,692

Other income
  Gain on investment securities transactions                               -                  3               -
  Service charges on deposit accounts                                     137               154              168
  Other operating                                                          55                63               51
                                                                       ------            ------           ------
         Total other income                                               192               220              219

General, administrative and other expense
  Employee compensation and benefits                                      860               981            1,010
  Occupancy and equipment                                                 163               169              169
  Data processing                                                         154               140              142
  State franchise tax                                                      65                63               69
  Other operating                                                         358               342              347
                                                                       ------            ------           ------
         Total general, administrative and other expense                1,600             1,695            1,737
                                                                       ------            ------           ------

         Earnings before income taxes                                   1,347             1,027            1,174

Federal income taxes
  Current                                                                 339               236              260
  Deferred                                                                 61                52               74
                                                                       ------            ------           ------
         Total federal income taxes                                       400               288              334
                                                                       ------            ------           ------
         NET EARNINGS                                                  $  947            $  739           $  840
                                                                       ======            ======           ======
         EARNINGS PER SHARE
           Basic                                                       $ 1.07            $  .80           $  .80
                                                                       ======            ======           ======
           Diluted                                                     $ 1.03            $  .79           $  .79
                                                                       ======            ======           ======

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 For the year ended June 30, 2002, 2001 and 2000
                                 (In thousands)

                                                                                  2002         2001         2000
Net earnings                                                                    $  947       $  739       $  840

Other comprehensive income (loss), net of tax:
  Cumulative effect of transfer of securities from held to maturity
    to available for sale, net of tax of $90 for the year ended June 30, 2001       -          (174)          -
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $139, $273
    and $(79) in 2002, 2001 and 2000, respectively                                 270          529         (154)
  Reclassification adjustment for realized gains included in
    earnings, net of tax of $1 for the year ended June 30, 2001                     --           (2)          --
                                                                                ------       ------       ------
Comprehensive income                                                            $1,217       $1,092       $  686
                                                                                ======       ======       ======
Accumulated comprehensive income (loss)                                         $  355       $   85       $ (268)
                                                                                ======       ======       ======

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                For the years ended June 30, 2002, 2001 and 2000
                        (In thousands, except share data)


                                                                                                                     SHARES
                                                                             ADDITIONAL                            ACQUIRED
                                                                 COMMON         PAID-IN         RETAINED           BY STOCK
                                                                  STOCK         CAPITAL         EARNINGS      BENEFIT PLANS
                                                                 ------      ----------         --------      -------------
Balance at July 1, 1999                                           $  14          $9,300           $8,447            $(1,024)

Purchase of treasury stock                                           --              --               --                 --
Amortization expense of stock benefit plans                          --              11               --                226
Net earnings for the year ended June 30, 2000                        --              --              840                 --
Cash dividends of $.50 per share                                     --              --             (533)                --
Issuance of shares under stock option plan                           --               9               --                 --
Unrealized losses on securities designated as
  available for sale, net of related tax effects                     --              --               --                 --
                                                                  -----          ------           ------           --------
Balance at June 30, 2000                                             14           9,320            8,754               (798)

Purchase of treasury stock                                           --              --               --                 --
Amortization expense of stock benefit plans                          --             (50)              --                243
Net earnings for the year ended June 30, 2001                        --              --              739                 --
Cash dividends of $.55 per share                                     --              --             (507)                --
Issuance of shares under stock option plan                           --              (6)              --                 --
Transfer of securities to available for sale classification          --              --               --                 --
Unrealized gains on securities designated as
  available for sale, net of related tax effects                     --              --               --                 --
                                                                  -----          ------           ------           --------
Balance at June 30, 2001                                             14           9,264            8,986               (555)

Purchase of treasury stock                                           --              --               --                 --
Amortization expense of stock benefit plans                          --              37               --                 93
Net earnings for the year ended June 30, 2002                        --              --              947                 --
Cash dividends of $.62 per share                                     --              --             (547)                --
Unrealized gains on securities designated as
  available for sale, net of related tax effects                     --              --               --                 --
                                                                  -----          ------           ------           --------
Balance at June 30, 2002                                          $  14          $9,301           $9,386           $   (462)
                                                                  =====          ======           ======           ========
                                                                                     UNREALIZED
                                                                                 GAINS (LOSSES)
                                                                                  ON SECURITIES
                                                                                     DESIGNATED
                                                                   TREASURY        AS AVAILABLE
                                                                      STOCK            FOR SALE        TOTAL
                                                                   ---------     --------------      -------
Balance at July 1, 1999                                             $(2,791)              $(114)     $13,832

Purchase of treasury stock                                           (1,312)                 --       (1,312)
Amortization expense of stock benefit plans                              --                  --          237
Net earnings for the year ended June 30, 2000                            --                  --          840
Cash dividends of $.50 per share                                         --                  --         (533)
Issuance of shares under stock option plan                               64                  --           73
Unrealized losses on securities designated as
  available for sale, net of related tax effects                         --                (154)        (154)
                                                                    -------               -----      -------
Balance at June 30, 2000                                             (4,039)               (268)      12,983

Purchase of treasury stock                                           (1,260)                 --       (1,260)
Amortization expense of stock benefit plans                              --                  --          193
Net earnings for the year ended June 30, 2001                            --                  --          739
Cash dividends of $.55 per share                                         --                  --         (507)
Issuance of shares under stock option plan                               45                  --           39
Transfer of securities to available for sale classification              --                (174)        (174)
Unrealized gains on securities designated as
  available for sale, net of related tax effects                         --                 527          527
                                                                    -------               -----      -------
Balance at June 30, 2001                                             (5,254)                 85       12,540

Purchase of treasury stock                                             (190)                 --         (190)
Amortization expense of stock benefit plans                              --                  --          130
Net earnings for the year ended June 30, 2002                            --                  --          947
Cash dividends of $.62 per share                                         --                  --         (547)
Unrealized gains on securities designated as
  available for sale, net of related tax effects                         --                 270          270
                                                                    -------               -----      -------
Balance at June 30, 2002                                            $(5,444)              $ 355      $13,150
                                                                    =======               =====      =======

                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the year ended June 30, 2002, 2001 and 2000
                                 (In thousands)

                                                                              2002           2001           2000

Cash flows from operating activities:
  Net earnings for the year                                              $     947        $   739        $   840
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                         (11)           (19)            (1)
    Amortization of deferred loan origination fees                             (23)           (23)           (14)
    Depreciation and amortization                                               71             79             83
    Provision for losses on loans                                               39             39             39
    Amortization of expense related to stock benefit plans                     130            193            237
    Gain on investment securities transactions                                  --             (3)            --
    Federal Home Loan Bank stock dividends                                     (78)           (98)           (89)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                              (20)           (40)           (15)
      Prepaid expenses and other assets                                         (5)           439            (41)
      Accrued interest payable                                                  (2)            11             56
      Other liabilities                                                        (11)          (430)            30
      Federal income taxes
        Current                                                                 12             79             95
        Deferred                                                                61             52             74
                                                                          --------        -------        -------
         Net cash provided by operating activities                           1,110          1,018          1,294

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                            3,776          2,216          1,175
  Purchase of investment securities designated as available for sale        (6,547)        (1,000)        (1,485)
  Purchase of mortgage-backed securities designated as available for sale  (12,545)        (2,010)          (978)
  Principal repayments on mortgage-backed securities                         5,241          2,178          2,602
  Purchase of loans                                                         (2,207)        (3,139)        (2,908)
  Loan principal repayments                                                 17,825         11,850         11,329
  Loan disbursements                                                        (9,314)        (9,527)        (5,565)
  Purchase of office premises and equipment                                   (171)           (13)           (15)
                                                                          --------        -------        -------
         Net cash provided by (used in) investing activities                (3,942)           555          4,155
                                                                          --------        -------        -------
         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                            (2,832)         1,573          5,449
                                                                          --------        -------        -------

                          KENTUCKY FIRST BANCORP, INC.

                 For the year ended June 30, 2002, 2001 and 2000

                                                                                    2002            2001           2000
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                                 $(2,832)       $  1,573       $  5,449

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                              1,689            (854)        (3,344)
  Proceeds from Federal Home Loan Bank advances                                    3,200           7,500          4,536
  Repayment of Federal Home Loan Bank advances                                      (217)         (5,516)        (4,712)
  Proceeds from note payable                                                          --             100            550
  Repayment of note payable                                                           --            (100)          (550)
  Purchase of treasury stock                                                        (190)         (1,260)        (1,312)
  Proceeds from issuance of shares under stock option plan                            --              39             73
  Dividends on common stock                                                         (547)           (507)          (533)
                                                                                 -------        --------       --------
         Net cash provided by (used in) financing activities                       3,935            (598)        (5,292)
                                                                                 -------        --------       --------
Net increase in cash and cash equivalents                                          1,103             975            157

Cash and cash equivalents at beginning of year                                     2,576           1,601          1,444
                                                                                 -------        --------       --------
Cash and cash equivalents at end of year                                         $ 3,679        $  2,576       $  1,601
                                                                                 =======        ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                         $   327        $    240       $    166
                                                                                 =======        ========       ========
    Interest on deposits and borrowings                                          $ 2,392        $  2,751       $  2,577
                                                                                 =======        ========       ========
Supplemental disclosure of noncash investing activities:
  Transfer of investment and mortgage-backed securities to an
    available for sale classification                                            $    --        $ 10,310       $     --
                                                                                 =======        ========       ========
  Transfer from loans to real estate acquired through foreclosure                $    45        $     --       $     --
                                                                                 =======        ========       ========
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                         $   270        $    529       $   (154)
                                                                                 =======        ========       ========

                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002, 2001 and 2000

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

     2.   Investment Securities and Mortgage-Backed Securities
          ----------------------------------------------------

     The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments in debt and equity securities be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are to be carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities designated as available for sale are carried at fair value with the resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively. During fiscal 2001, management elected to transfer all investment and mortgage-backed securities from the held to maturity portfolio to an available for sale classification, in conjunction with the adoption of SFAS No. 133. Securities transferred totaled $10.3 million, resulting in the recognition of a net unrealized loss upon transfer of $174,000.

     Realized gains and losses on sales of securities are recognized using the specific identification method.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


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

     4.   Loan Origination Fees
          ---------------------

     The Savings Bank accounts for loan origination fees in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Savings Bank's experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

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

                          June 30, 2002, 2001 and 2000


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

     The Savings Bank had no impaired loans at June 30, 2002. The Savings Bank had one loan totaling $306,000 at June 30, 2001, that met the definition for impairment under SFAS No. 114. The allowance for losses specifically related to this account amounted to $200,000 at June 30, 2001. During the fiscal year ended June 30, 2002, the loan was written down to the market value of the underlying collateral through a charge-off to the allowance for loan losses. The collateral was subsequently deeded to the Savings Bank in lieu of foreclosure and was transferred to "real estate acquired through foreclosure" as a result.

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

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     8.   Federal Income Taxes
          --------------------

     The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

     The Corporation's principal temporary differences between pretax financial income and taxable income result from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation and certain components of benefit plans. Additional temporary differences result from depreciation computed using accelerated methods for tax purposes.

     9.   Benefit Plans
          -------------

     The Corporation provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21 through the Kentucky First Bancorp, Inc. Employee Stock Ownership Plan ("ESOP"). Expense recognized related to the ESOP totaled approximately $149,000, $129,000 and $125,000 for the fiscal years ended June 30, 2002,
     2001 and 2000, respectively.

     Additionally, the Corporation had the Kentucky First Bancorp, Inc. Management Recognition Plan ("MRP"). The MRP purchased 55,545 shares of the Corporation's common stock in the open market. All of the shares available under the MRP were granted to executive officers, directors and employees of the Savings Bank in fiscal 1996. The MRP provides that common stock awarded under the MRP vests ratably over a five year period. Provisions of $101,000 and $133,000 related to the MRP were charged to expense for the fiscal years ended June 30, 2001 and 2000, respectively. At June 30, 2001, all allocated shares had been distributed. As a result, no expense provision was necessary for fiscal 2002.

     10.  Earnings Per Share
          ------------------

     Basic earnings per share for the years ended June 30, 2002, 2001 and 2000, is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to 45,810, 56,229 and 65,935 unallocated ESOP shares for the years ended June 30, 2002, 2001 and 2000, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     10.  Earnings Per Share (continued)
          ------------------

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations are as follows:

                                                                     2002             2001              2000
    Weighted-average common shares
      outstanding (basic)                                           885,152           926,955        1,055,126
    Dilutive effect of  assumed exercise
      of stock options                                               35,800            13,394           11,415
                                                                   --------           -------        ---------
    Weighted-average common shares
      outstanding (diluted)                                         920,952           940,349        1,066,541
                                                                   ========           =======        =========

     11.  Investment in Subsidiary
          ------------------------

     The Savings Bank has a wholly-owned subsidiary, Cynthiana Service Corporation, which was incorporated for the sole purpose of owning stock in the Savings Bank's data processor. The subsidiary's assets at June 30, 2002 and 2001 are limited to a $15,000 investment in such stock. As a result, the subsidiary has not been consolidated based on materiality.

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

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2002 and 2001:

          Cash and cash  equivalents:  The  carrying  amounts  presented  in the
          --------------------------
          consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

          Investment  and  mortgage-backed   securities:   For  investments  and
          ---------------------------------------------
          mortgage-backed securities, fair value is deemed to equal the quoted market price.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


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

               Commitments to extend credit: For fixed-rate and  adjustable-rate
               ----------------------------
               loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at June 30, 2002 and 2001 was not material.

     Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments at June 30 are as follows:

                                                                     2002                            2001
                                                        CARRYING            FAIR         CARRYING           FAIR
                                                           VALUE           VALUE            VALUE          VALUE
                                                                               (In thousands)
    Financial assets
      Cash and cash equivalents                         $  3,679        $  3,679         $  2,576       $  2,576
      Investment securities                               11,105          11,105            8,179          8,179
      Mortgage-backed securities                          22,204          22,204           14,635         14,635
      Loans receivable                                    39,355          40,222           45,720         47,353
      Federal Home Loan Bank stock                         1,477           1,477            1,399          1,399
                                                         -------         -------          -------        -------
         Total financial assets                          $77,820         $78,687          $72,509        $74,142
                                                         =======         =======          =======        =======
    Financial liabilities
      Deposits                                           $54,119         $54,417          $52,430        $52,727
      Advances from the Federal Home Loan Bank            11,794          11,738            8,811          8,721
                                                         -------         -------          -------        -------
         Total financial liabilities                     $65,913         $66,155          $61,241        $61,448
                                                         =======         =======          =======        =======

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     13.  Advertising
          -----------

     Advertising costs are expensed when incurred. The Corporation's advertising expense totaled $26,000, $25,000 and $25,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     14.  Cash and Cash Equivalents
          -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits due from other financial institutions with original maturities of less than ninety days.

     15.  Reclassifications
          -----------------

     Certain prior year amounts have been reclassified to conform to the 2002 consolidated financial statement presentation.


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities designated as available for sale at June 30, 2002 and 2001, are summarized as follows:

                                                                               JUNE 30, 2002
                                                                            GROSS           GROSS      ESTIMATED
                                                       AMORTIZED       UNREALIZED      UNREALIZED           FAIR
                                                            COST            GAINS          LOSSES          VALUE
                                                                               (In thousands)
    U.S. Government agency obligations:
      Due in three years or less                        $  7,060            $  97           $ (14)      $  7,143
      Due after three years through five years               985               36              -           1,021

    Municipal obligations:
      Due in three years or less                           1,417               54              -           1,471
      Due after three years through five years               321               17              -             338
      Due after five years                                 1,085               47              -           1,132
                                                         -------             ----           -----        -------
         Total investment securities                     $10,868             $251           $ (14)       $11,105
                                                         =======             ====           =====        =======

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

                                                                               JUNE 30, 2001
                                                                            GROSS           GROSS      ESTIMATED
                                                       AMORTIZED       UNREALIZED      UNREALIZED           FAIR
                                                            COST            GAINS          LOSSES          VALUE
                                                                               (In thousands)
    U.S. Government agency obligations:
      Due in three years or less                          $2,490            $  53           $  --         $2,543
      Due after three years through five years             1,000               13              --          1,013
      Due after five years                                 1,000               --             (11)           989

    Municipal obligations:
      Due in three years or less                             614               13              --            627
      Due after three years through five years               960               18              --            978
      Due after five years                                 2,021                8              --          2,029
                                                          ------             ----           -----         ------
         Total investment securities                      $8,085             $105           $ (11)        $8,179
                                                          ======             ====           =====         ======

     At June 30, 2002 investment securities totaling $4.4 million were pledged to secure public deposits.

     The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 2002 and 2001 are summarized as follows:

                                                                               JUNE 30, 2002
                                                                             GROSS            GROSS    ESTIMATED
                                                       AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                                            COST             GAINS           LOSSES        VALUE
    AVAILABLE FOR SALE:                                                         (In thousands)
      Federal Home Loan Mortgage
        Corporation participation certificates          $  5,496             $  73              $--     $  5,569
      Government National Mortgage
        Association participation certificates             1,494                37               --        1,531
      Federal National Mortgage Association
        participation certificates                        14,913               191               --       15,104
                                                         -------              ----              ---      -------
         Total mortgage-backed securities                $21,903              $301              $--      $22,204
                                                         =======              ====              ===      =======

                                                                               JUNE 30, 2001
                                                                             GROSS            GROSS    ESTIMATED
                                                       AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                                            COST             GAINS           LOSSES        VALUE
    AVAILABLE FOR SALE:                                                         (In thousands)
      Federal Home Loan Mortgage
        Corporation participation certificates           $ 5,528             $  49            $  --     $  5,577
      Government National Mortgage
        Association participation certificates               621                23               --          644
      Federal National Mortgage Association
        participation certificates                         8,451                --              (37)       8,414
                                                         -------             -----            -----      -------
         Total mortgage-backed securities                $14,600             $  72            $ (37)     $14,635
                                                         =======             =====            =====      =======

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

     The amortized cost of mortgage-backed securities, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                                JUNE 30,
                                                         2002              2001
                                                             (In thousands)
Due within three years                                  $     6          $     1
Due in three to five years                                  481               27
Due in five to ten years                                   --                709
Due in ten to twenty years                               14,668            9,090
Due after twenty years                                    6,748            4,773
                                                        -------          -------
                                                        $21,903          $14,600
                                                        =======          =======

NOTE C - LOANS RECEIVABLE

     The composition of the loan portfolio at June 30 is as follows:

                                                             2002          2001
                                                               (In thousands)
Residential real estate
  One-to-four family                                       $23,934       $26,752
  Multi-family                                               2,712         2,884
  Construction                                                 488           949
Nonresidential real estate and land                          9,440        12,180
Consumer                                                     1,658         2,158
Commercial                                                   1,566         1,464
                                                           -------       -------
                                                            39,798        46,387
Less:
  Undisbursed portion of loans in process                      154           114
  Deferred loan origination fees                                47            71
  Unearned discount                                              1             2
  Allowance for loan losses                                    241           480
                                                           -------       -------
                                                           $39,355       $45,720
                                                           =======       =======

     The Savings Bank's lending efforts have historically focused on one-to-four family and multi-family residential real estate loans, which comprise approximately $27.0 million, or 69%, of the total loan portfolio at June
     30, 2002, and $30.5 million, or 67%, of the total loan portfolio at June 30, 2001. Generally, such loans have been underwritten on the basis of no more than an 85% loan-to-value ratio, which has historically provided the Savings Bank with adequate collateral coverage in the event of default. Nevertheless, the Savings Bank, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of central Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Savings Bank's primary lending area are presently stable.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE D - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                   2002        2001        2000
                                                         (In thousands)

Balance at beginning of year                      $ 480       $ 443       $ 414
Provision for losses on loans                        39          39          39
Charge-offs, net of recoveries                     (278)         (2)        (10)
                                                  -----       -----       -----
Balance at end of year                            $ 241       $ 480       $ 443
                                                  =====       =====       =====

     As of June 30, 2002, the Savings Bank's allowance for loan losses was solely general in nature, and was includible as a component of regulatory risk-based capital, subject to certain percentage limitations. The fiscal 2002 charge-off related to a loan defined as impaired at June 30, 2001. The loan was charged-off to the extent of the market value of its underlying collateral in fiscal 2002.

     Nonperforming and nonaccrual loans totaled approximately $51,000, $286,000 and $345,000 at June 30, 2002, 2001 and 2000, respectively.

     During the years ended June 30, 2002, 2001 and 2000, interest income of approximately $17,000, $29,000 and $29,000, respectively, would have been recognized had nonperforming loans been performing in accordance with contractual terms.


NOTE E - OFFICE PREMISES AND EQUIPMENT

     Office premises and equipment at June 30 are comprised of the following:

                                                             2002           2001
                                                               (In thousands)

Land                                                       $  448         $  448
Office buildings and improvements                           1,053            950
Furniture, fixtures and equipment                             415            347
                                                           ------         ------
                                                            1,916          1,745
  Less accumulated depreciation and
    amortization                                              679            608
                                                           ------         ------
                                                           $1,237         $1,137
                                                           ======         ======

     At June 30, 2002, the Company signed a contract to purchase property adjacent to its main office location. The amount of the commitment totaled $118,000. The property was purchased in July 2002 for the contract price.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE F - DEPOSITS

Deposits consist of the following major classifications at June 30:

DEPOSIT TYPE AND WEIGHTED-
AVERAGE INTEREST RATE                                                               2002                  2001
                                                                                           (In thousands)
NOW accounts
  2002 - 0.85%                                                                   $10,422
  2001 - 1.23%                                                                                        $  9,268
Passbook
  2002 - 1.75%                                                                     6,152
  2001 - 2.25%                                                                                           5,427
Money market deposit accounts
  2002 - 2.05%                                                                     2,758
  2001 - 3.11%                                                                                           2,537
                                                                                 -------               -------
Total demand, transaction and
  passbook deposits                                                               19,332                17,232

Certificates of deposit
  Original maturities of:
    Less than 12 months
      2002 - 3.04%                                                                14,674
      2001 - 5.34%                                                                                       9,565
    12 months to 24 months
      2002 - 3.69%                                                                10,476
      2001 - 5.99%                                                                                      15,806
    30 months to 36 months
      2002 - 5.01%                                                                 1,660
      2001 - 5.44%                                                                                       1,981
    More than 36 months
      2002 - 5.49%                                                                 2,979
      2001 - 5.75%                                                                                       3,387
  Individual retirement accounts
      2002 - 4.31%                                                                 4,998
      2001 - 5.64%                                                                                       4,459
                                                                                 -------               -------
Total certificates of deposit                                                     34,787                35,198
                                                                                 -------               -------
Total deposit accounts                                                           $54,119               $52,430
                                                                                 =======               =======

At June 30, 2002 and 2001, the Savings Bank had certificate of deposit accounts with balances in excess of $100,000 totaling $3.0 million and $2.6 million, respectively.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE F - DEPOSITS (continued)

Interest expense on deposits for the year ended June 30 is summarized as follows:

                                               2002          2001           2000
                                                         (In thousands)
NOW, passbook and money market deposit
  accounts                                    $  282        $  337        $  402
Certificates of deposit                        1,620         1,955         1,839
                                              ------        ------        ------
                                              $1,902        $2,292        $2,241
                                              ======        ======        ======

Maturities of outstanding certificates of deposit at June 30 are summarized as follows:

                                                         2002           2001
                                                             (In thousands)
Less than one year                                    $29,880            $27,688
One to three years                                      4,033              7,146
Over three years                                          874                364
                                                      -------            -------
                                                      $34,787            $35,198
                                                      =======            =======

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank, collateralized at June 30, 2002 by pledges of certain residential mortgage loans totaling $12.1 million, certain securities totaling $2.2 million and the Savings Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                                            MATURING
                                            YEAR ENDING                    JUNE 30,
    INTEREST RATE                           JUNE 30,              2002                2001
                                                                   (Dollars in thousands)

    5.91%                                   2003              $  1,000              $1,000
    3.78% - 6.56%                           2004                 2,000               1,000
    4.04% - 4.23%                           2005                 2,000                  -
    1.89%                                   2006                 3,100               3,100
    5.64%                                   2010                 3,000               3,000
    4.00%                                   2025                   283                 290
    4.00%                                   2026                    93                  95
    3.00%                                   2030                   318                 326
                                                               -------              ------
                                                               $11,794              $8,811
                                                               =======              ======
           Weighted-average interest rate                         4.22%              4.98%
                                                                  ====               ====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE H - FEDERAL INCOME TAXES

Federal income taxes differ from the amounts computed at the statutory corporate tax rate for the year ended June 30 as follows:

                                                       2002      2001      2000
                                                            (In thousands)
Federal income taxes computed at
  statutory rate                                      $ 458     $ 349     $ 399
Decrease in taxes resulting from
  municipal interest income                             (58)      (61)      (65)
                                                      -----     -----     -----
Federal income tax provision per consolidated
  statements of earnings                              $ 400     $ 288     $ 334
                                                      =====     =====     =====

The composition of the Corporation's net deferred tax liability at June 30 is as follows:

                                                              2002         2001
                                                               (In thousands)
Taxes (payable) refundable on temporary
differences at estimated corporate tax rate:
Deferred tax assets:
  Allowance for loan losses                                   $  82       $  95
  Deferred compensation                                         105         102
  Retirement plans                                               29          67
                                                              -----       -----
    Total deferred tax assets                                   216         264

Deferred tax liabilities:
  Percentage of earnings bad debt deduction                      --          (4)
  Book/tax depreciation                                         (16)        (28)
  Federal Home Loan Bank stock dividends                       (187)       (161)
  Deferred loan origination costs                               (70)        (67)
  Employee stock ownership plan                                 (29)        (29)
  Unrealized gains on securities designated as
    available for sale                                         (183)        (44)
                                                              -----       -----
    Total deferred tax liabilities                             (485)       (333)
                                                              -----       -----
    Net deferred tax liability                                $(269)      $ (69
                                                              =====       =====

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE H - FEDERAL INCOME TAXES (continued)

     Prior to 1997, the Savings Bank was allowed a special bad debt deduction, generally limited to 8% of otherwise taxable income, and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at June 30, 2002 include approximately $1.6 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $520,000 at June 30, 2002. The Savings Bank was required to recapture as taxable income approximately $70,000 of its tax bad debt reserve, which represented the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Savings Bank had provided deferred taxes for this amount and has amortized the recapture of the bad debt reserve into taxable income over a six year period ending in fiscal 2002.


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

     At June 30, 2002, the Savings Bank had outstanding commitments of approximately $26,000 to originate loans. In the opinion of management such loan commitments equaled or exceeded prevailing market interest rates as of June 30, 2002, and will be funded from normal cash flow from operations.


NOTE J - RELATED PARTY TRANSACTIONS

     In the normal course of business, the Savings Bank has made loans to some of its directors, officers and employees. In the opinion of management, such loans are consistent with sound lending practices and are within applicable regulatory lending limitations. The aggregate dollar amount of loans outstanding to directors and executive officers totaled approximately $139,000 and $205,000 at June 30, 2002 and 2001, respectively.

     During the fiscal year ended June 30, 2002, the Corporation purchased 5,137 shares directly from a director of the Corporation in conjunction with its share repurchase program. The shares were purchased at $12.75 per share, the closing market quote prior to the purchase of the shares.

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE K - REGULATORY CAPITAL

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

     During fiscal 2002, the Savings Bank was notified by the OTS that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Savings Bank must maintain minimum capital ratios as set forth in the following tables. As of June 30, 2002 and 2001, management believes that the Savings Bank met all capital adequacy requirements to which it was subject.

                                                                AS OF JUNE 30, 2002
                                                                                                 TO BE "WELL-
                                                                                              CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                         ---------------           ----------------           ------------------
                                         AMOUNT    RATIO           AMOUNT    RATIO             AMOUNT     RATIO
                                                               (Dollars in thousands)
    Tangible capital                    $12,129    15.3%          >$1,186     >1.5%           >$3,953      >  5.0%
                                                                  -           -               -            -
    Core capital                        $12,129    15.3%          >$3,162     >4.0%           >$4,744      >  6.0%
                                                                  -           -               -            -
    Risk-based capital                  $12,370    32.1%          >$3,082     >8.0%           >$3,852      > 10.0%
                                                                  -           -               -            -

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE K - REGULATORY CAPITAL (continued)

                                                                AS OF JUNE 30, 2001
                                                                                                 TO BE "WELL-
                                                                                              CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                         ---------------           ----------------           ------------------
                                         AMOUNT    RATIO           AMOUNT    RATIO             AMOUNT     RATIO
                                                               (Dollars in thousands)
    Tangible capital                    $11,016    14.9%          >$1,108     >1.5%           >$3,693      >  5.0%
                                                                  -           -               -            -
    Core capital                        $11,016    14.9%          >$2,954     >4.0%           >$4,432      >  6.0%
                                                                  -           -               -            -
    Risk-based capital                  $11,296    26.7%          >$3,380     >8.0%           >$4,225      > 10.0%
                                                                  -           -               -            -

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


NOTE L - STOCK OPTION PLAN

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

     The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, then the Corporation's consolidated net earnings and earnings per share for the fiscal years ended June 30, 2002, 2001 and 2000, would have been recorded as the pro forma amounts indicated below:

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000

NOTE L - STOCK OPTION PLAN (continued)

                                                                                  2002      2001         2000
    Net earnings (In thousands)                  As reported                     $ 947      $739         $840
                                                                                 =====      ====         ====
                                                   Pro-forma                     $ 947      $712         $804
                                                                                 =====      ====         ====
    Earnings per share
      Basic                                      As reported                     $1.07      $.80         $.80
                                                                                 =====      ====         ====
                                                   Pro-forma                     $1.07      $.77         $.76
                                                                                 =====      ====         ====
      Diluted                                    As reported                     $1.03      $.79         $.79
                                                                                 =====      ====         ====
                                                   Pro-forma                     $1.03      $.76         $.75
                                                                                 =====      ====         ====

     The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 1996: dividend yield of 5.5%, expected volatility of 20.0%, a risk-free interest rate of 6.5% and an expected life of ten years.

     A summary of the status of the Corporation's stock option plan as of June 30, 2002, 2001 and 2000, and changes during the periods ending on those dates is presented below:

                                                    2002                    2001                     2000
                                                         WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                          AVERAGE                 AVERAGE                 AVERAGE
                                                         EXERCISE                EXERCISE                EXERCISE
                                               SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
    Outstanding at beginning of year          140,447    $9.7375      144,282    $9.7375      149,661    $9.7375
    Granted                                        --         --           --         --           --         --
    Exercised                                      --         --       (3,835)    9.7375       (5,379)    9.7375
    Forfeited                                      --         --           --         --           --         --
                                              -------    -------      -------    -------      -------    -------
    Outstanding at end of year                140,447    $9.7375      140,447    $9.7375      144,282    $9.7375
                                              =======    =======      =======    =======      =======    =======
    Options exercisable at year-end           140,447    $9.7375      140,447    $9.7375      112,662    $9.7375
                                              =======    =======      =======    =======      =======    =======

    The following information applies to options outstanding at June 30, 2002:

          Number outstanding                                       140,447
          Range of exercise prices                                $ 9.7375
          Weighted-average exercise price                         $ 9.7375
          Weighted-average remaining contractual life            3.8 years

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000

NOTE M - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST BANCORP, INC.

     The following condensed financial statements summarize the financial position of Kentucky First Bancorp, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended June 30, 2002, 2001 and 2000.

                                                       KENTUCKY FIRST BANCORP, INC.
                                                     STATEMENTS OF FINANCIAL CONDITION
                                                          June 30, 2002 and 2001
                                                              (In thousands)
         ASSETS                                                                       2002                  2001
    Deposits in First Federal Savings Bank                                         $   113              $    138
    Interest-bearing deposits in other financial institutions                           67                   240
    Loan receivable from ESOP                                                          462                   555
    Investment in First Federal Savings Bank                                        12,484                11,102
    Dividends receivable from First Federal Savings Bank                                --                   500
    Prepaid expenses and other assets                                                    8                     3
    Prepaid federal income taxes                                                        19                    10
                                                                                   -------               -------
         Total assets                                                              $13,153               $12,548
                                                                                   =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities
      Accounts payable and other liabilities                                       $     3              $      8

    Shareholders' equity
      Common stock and additional paid-in capital                                    9,315                 9,278
      Retained earnings                                                              9,386                 8,986
      Less treasury stock                                                           (5,444)               (5,254)
      Less shares acquired by stock benefit plans                                     (462)                 (555)
      Unrealized gains on securities designated as available for sale,
        net of related tax effects                                                     355                    85
                                                                                   -------               -------
          Total shareholders' equity                                                13,150                12,540
                                                                                   -------               -------
          Total liabilities and shareholders' equity                               $13,153               $12,548
                                                                                   =======               =======

                                                       KENTUCKY FIRST BANCORP, INC.
                                                          STATEMENTS OF EARNINGS
                                                 Years ended June 30, 2002, 2001 and 2000
                                                              (In thousands)
                                                                              2002           2001           2000
    Revenue
      Interest income                                                      $    19         $   43        $    39
      Equity in earnings of First Federal Savings Bank                         983            754            868
                                                                           -------         ------         ------
          Total revenue                                                      1,002            797            907

    General, administrative and other expense                                   74             66             81
                                                                           -------         ------         ------
    Earnings before income tax credits                                         928            731            826

    Federal income tax credits                                                 (19)            (8)           (14)
                                                                           -------         ------         ------
          NET EARNINGS                                                     $   947         $  739         $  840
                                                                           =======         ======         ======

                          KENTUCKY FIRST BANCORP, INC.

                          June 30, 2002, 2001 and 2000


NOTE M - CONDENSED FINANCIAL STATEMENTS OF KENTUCKY FIRST BANCORP, INC. (continued)

                                                       KENTUCKY FIRST BANCORP, INC.
                                                         STATEMENTS OF CASH FLOWS
                                                  Year ended June 30, 2002, 2001 and 2000
                                                              (In thousands)

                                                                              2002           2001           2000
    Cash provided by (used in) operating activities:
      Net earnings for the year                                              $ 947        $   739        $   840
      Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities
        Distributions from consolidated subsidiary in excess of earnings        --          1,245            633
        Undistributed earning of consolidated subsidiary                      (482)            --             --
        Increase (decrease) in cash due to changes in:
          Prepaid expenses and other assets                                     (5)            --              2
          Prepaid federal income taxes                                          (9)            25             22
          Accounts payable and other liabilities                                (5)             2             (1)
                                                                             -----        -------        -------
          Net cash provided by operating activities                            446          2,011          1,496

    Cash flows provided by investing activities:
      Proceeds from repayment of loan                                           93             93             93

    Cash flows provided by (used in) financing activities:
      Proceeds from note payable                                                --            100            550
      Repayment of note payable                                                 --           (100)          (550)
      Dividends on common stock                                               (547)          (507)          (533)
      Proceeds from exercise of stock options                                   --             39             73
      Purchase of treasury stock                                              (190)        (1,260)        (1,312)
                                                                             -----        -------        -------
          Net cash used in financing activities                               (737)        (1,728)        (1,772)
                                                                             -----        -------        -------

    Net increase (decrease) in cash and cash equivalents                      (198)           376           (183)

    Cash and cash equivalents at beginning of year                             378              2            185
                                                                             -----        -------        -------

    Cash and cash equivalents at end of year                                 $ 180        $   378        $     2
                                                                             =====        =======        =======

     The Savings Bank is subject to regulations imposed by the Office of Thrift Supervision ("OTS") regarding the amount of capital distributions payable by the Savings Bank to the Corporation. Generally, the Savings Bank's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. In July 2002, the Savings Bank received OTS approval to make $1.5 million in capital distributions to the Corporation within the twelve months thereafter. In August 2002, the Savings Bank declared and paid distributions totaling $750,000 pursuant to such approval.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (b)  Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the registrant.

     (d)  Equity Compensation Plans

          The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                                                                   NUMBER OF SECURITIES REMAINING
                                                                                                   AVAILABLE FOR FUTURE ISSUANCE
                                 NUMBER OF SECURITIES TO BE ISSUED   WEIGHTED-AVERAGE EXERCISE      UNDER EQUITY COMPENSATION
                                    UPON EXERCISE OF OUTSTANDING       PRICE OF OUTSTANDING        PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                       OPTIONS, WARRANTS AND RIGHTS    OPTIONS, WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
-------------                    ---------------------------------  ----------------------------   ------------------------------
Equity compensation plans                     140,477                        $9.7375                        6,943
  approved by security holders

Equity compensation plans not                    0                              0                             0
  approved by security holders

       Total                                  140,477                        $9.7375                        6.943

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 13.  CONTROLS AND PROCEDURES
---------------------------------

     Not applicable.

ITEM 14.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1)  Financial   Statements.   The  following   financial   statements  are
incorporated by reference from Item 7:

               Independent Auditors' Report
               Consolidated Statements of Financial Condition as of June 30, 2002 and 2001
               Consolidated Statements of Earnings for Each of the Years in the Three-Year Period Ended June 30, 2002
               Consolidated Statements of Comprehensive Income for Each of the Years in the Three-Year Period Ended June 30, 2002
               Consolidated Statements of Shareholders' Equity for Each of the Years in the Three-Year Period Ended June 30, 2002
               Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended June 30, 2002
               Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

                                                                                                       Page in
                                                                                                     Sequentially
       No.     Description                                                                         Numbered Copy
       ---     -----------                                                                         --------------
       3.1     Certificate of Incorporation of Kentucky First Bancorp, Inc.                               *
       3.2     Bylaws of Kentucky First Bancorp, Inc.                                                     **
       4       Form of Common Stock Certificate of Kentucky First Bancorp, Inc.                           *
      10.1     First Federal Savings Bank Incentive Compensation Plan                                     *+
      10.2     Kentucky First Bancorp, Inc. Stock Option and Incentive Plan                               *+
      10.3     Kentucky First Bancorp, Inc. Management Recognition Plan                                   *+
      10.4     Deferred Compensation Agreements, as amended                                               *+
      10.5     First Federal Savings Bank Retirement Plan for Non-Employee Directors                      *+
      10.6     Supplemental Executive Retirement Agreement between First Federal
                   Savings Bank and Betty J. Long                                                          *+
      10.7     Employment Agreements between First Federal Savings Bank and Betty J.
                   Long and Kevin R. Tolle                                                                *+
      10.8     Employment Agreements between Kentucky First Bancorp, Inc. and Betty J.
                   Long and Kevin R. Tolle                                                                *+
      21       Subsidiaries of the Registrant
      23       Consent of Grant Thornton LLP
      99       Certification pursuant to Section 906 of the Sarbanes-Oxley Act

      _________
     (*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-91134).
     (**) Incorporated  herein by reference from the Company's  Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.
     (+)  Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. There were no Current Reports on Form 8-K filed by
         -------------------
the Company during the fourth quarter of fiscal year 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KENTUCKY FIRST BANCORP, INC.

September 30, 2002                      By:/s/ Betty J. Long
                                           -----------------------------------
                                           Betty J. Long
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Betty J. Long                                             September 30, 2002
-----------------------------------------------
Betty J. Long
President and Chief Executive Officer
(Director and Principal Executive Officer)

/s/ William D. Morris                                         September 30, 2002
-----------------------------------------------
William D. Morris
Chairman of the Board
(Director)

/s/ Luther O. Beckett                                         September 30, 2002
-----------------------------------------------
Luther O. Beckett
Vice Chairman of the Board
(Director)

/s/ Charles S. Brunker                                        September 30, 2002
-----------------------------------------------
Charles S. Brunker
(Director)

/s/ Milton G. Rees                                            September 30, 2002
-----------------------------------------------
Milton G. Rees
(Director)

/s/ Diane Ritchie                                             September 30, 2002
-----------------------------------------------
Diane Ritchie
(Director)

/s/ John Swinford                                             September 30, 2002
-----------------------------------------------
John Swinford
(Director)

/s/ Wilbur H. Wilson                                          September 30, 2002
-----------------------------------------------
Wilbur H. Wilson
(Director)

/s/ Robbie Cox                                                September 30, 2002
-----------------------------------------------
Robbie Cox
Chief Financial Officer
Vice President
(Principal Accounting and Financial Officer)

                                  Certification


I, Betty J. Long, President and Chief Executive Officer of Kentucky First Bancorp, Inc., certify that:


1. I have reviewed this annual report on Form 10-KSB of Kentucky First Bancorp, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002


                                           /s/ Betty J. Long
                                           -------------------------------------
                                           Betty J. Long
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                  Certification


I, Robbie Cox, Chief Financial Officer of Kentucky First Bancorp, Inc., certify that:


1. I have reviewed this annual report on Form 10-KSB of Kentucky First Bancorp, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002


                                   /s/ Robbie Cox
                                   ---------------------------------------------
                                   Robbie Cox
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)