Form 10QSB
period 2002-09-30
KENTUCKY FIRST BANCORP INC
filed 2002-11-14
CIK 943891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                               ---------------------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    1-13904
                       --------------

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    61-1281483
------------------------------------         -----------------------------------
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

Yes [    ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 11, 2002 - 884,670 shares of common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
PART I

  ITEM I  -   FINANCIAL STATEMENTS

              Consolidated Statements of Financial Condition                 3

              Consolidated Statements of Earnings                            4

              Consolidated Statements of Comprehensive Income                5

              Consolidated Statements of Cash Flows                          6

              Notes to Consolidated Financial Statements                     8

  ITEM II     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION                                           10

  ITEM III    CONTROLS AND PROCEDURES                                        13


PART II  -    OTHER INFORMATION                                              14

SIGNATURES                                                                   15

CERTIFICATIONS                                                               16

ITEM I  FINANCIAL STATEMENTS

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      SEPTEMBER 30,            JUNE 30,
         ASSETS                                                                                2002                2002
Cash and due from banks                                                                     $   546             $   600
Interest-bearing deposits in other financial institutions                                     1,317               3,079
                                                                                            -------             -------
         Cash and cash equivalents                                                            1,863               3,679

Investment securities available for sale - at market                                         13,729              11,105
Mortgage-backed securities available for sale - at market                                    21,186              22,204
Loans receivable - net                                                                       38,713              39,355
Office premises and equipment - at depreciated cost                                           1,348               1,237
Real estate acquired through foreclosure                                                         -                   45
Federal Home Loan Bank stock - at cost                                                        1,494               1,477
Accrued interest receivable                                                                     499                 484
Prepaid expenses and other assets                                                                74                  86
                                                                                            -------             -------
         Total assets                                                                       $78,906             $79,672
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $53,102             $54,119
Advances from the Federal Home Loan Bank                                                     11,790              11,794
Accrued interest payable                                                                        142                 156
Other liabilities                                                                               260                 179
Accrued federal income taxes                                                                    163                   5
Deferred federal income taxes                                                                   445                 269
                                                                                            -------             -------
         Total liabilities                                                                   65,902              66,522

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                                             -                   -
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                                      14                  14
  Additional paid-in capital                                                                  9,301               9,301
  Retained earnings - restricted                                                              9,525               9,386
  Less shares acquired by stock benefit plans                                                  (462)               (462)
  Less 510,898 and 463,297 shares of treasury stock at September 30,
    2002 and June 30, 2002, respectively - at cost                                           (6,130)             (5,444)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                                756                 355
                                                                                            -------             -------
         Total shareholders' equity                                                          13,004              13,150
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                         $78,906             $79,672
                                                                                            =======             =======

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                        (In thousands, except share data)

                                                                2002              2001
Interest income
  Loans                                                       $  746            $  933
  Mortgage-backed securities                                     307               227
  Investment securities                                          158               114
  Interest-bearing deposits and other                             21                39
                                                              ------            ------
         Total interest income                                 1,232             1,313

Interest expense
  Deposits                                                       375               562
  Borrowings                                                     126               111
                                                              ------            ------
         Total interest expense                                  501               673
                                                              ------            ------

         Net interest income                                     731               640

Provision for losses on (recoveries of) loans                    (50)                3
                                                              ------            ------

         Net interest income after provision
           for losses on (recoveries of) loans                   781               637

Other income
  Service charges on deposit accounts                             35                38
  Other operating                                                 18                14
                                                              ------            ------
         Total other income                                       53                52

General, administrative and other expense
  Employee compensation and benefits                             253               228
  Occupancy and equipment                                         45                43
  Data processing                                                 38                36
  State franchise tax                                             16                15
  Other operating                                                 74                79
                                                              ------            ------
         Total general, administrative and other expense         426               401
                                                              ------            ------

         Earnings before income taxes                            408               288

Federal income taxes
  Current                                                        158                78
  Deferred                                                       (31)                5
                                                              ------            ------
         Total federal income taxes                              127                83
                                                              ------            ------

         NET EARNINGS                                         $  281            $  205
                                                              ======            ======

         EARNINGS PER SHARE
           Basic                                              $ 0.32            $ 0.23
                                                              ======            ======

           Diluted                                            $ 0.31            $ 0.22
                                                              ======            ======

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)

                                                                          2002                2001
Net earnings                                                              $281                $205

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period, net
    of taxes of $207 and $139 in 2002 and 2001, respectively               401                 269
                                                                          ----                ----

Comprehensive income                                                      $682                $474
                                                                          ====                ====

Accumulated comprehensive income                                          $756                $354
                                                                          ====                ====

                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $   281           $   205
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             (5)               (5)
    Depreciation and amortization                                                                  19                19
    Amortization of deferred loan origination fees                                                 (3)               (3)
    Provision for losses on loans                                                                  --                 3
    Gain on sale of real estate acquired through foreclosure                                       (5)               --
    Federal Home Loan Bank stock dividends                                                        (17)              (25)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (15)              (63)
      Prepaid expenses and other assets                                                            12                 7
      Accrued interest payable                                                                    (14)                4
      Other liabilities                                                                            81                26
      Federal income taxes
        Current                                                                                   158                58
        Deferred                                                                                  (31)                5
                                                                                              -------           -------
         Net cash provided by operating activities                                                461               231

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                  -              1,514
  Purchase of investment securities                                                            (2,372)               -
  Purchase of mortgage-backed securities                                                           -             (6,093)
  Principal repayments on mortgage-backed securities                                            1,379               674
  Purchase of loans                                                                                -               (970)
  Loan principal repayments                                                                     2,857             2,889
  Loan disbursements                                                                           (2,212)           (2,563)
  Purchase of office premises and equipment                                                      (130)              (15)
  Proceeds from sale of real estate acquired through foreclosure                                   50                -
                                                                                              -------           -------
         Net cash used in investing activities                                                   (428)           (4,564)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                          (1,017)              735
  Proceeds from borrowed funds                                                                     -              3,000
  Repayment of borrowed funds                                                                      (4)               (4)
  Purchase of treasury stock                                                                     (686)               -
  Dividends on common stock                                                                      (142)             (129)
                                                                                              -------           -------
         Net cash provided by (used in) financing activities                                   (1,849)            3,602
                                                                                              -------           -------

Net decrease in cash and cash equivalents                                                      (1,816)             (731)

Cash and cash equivalents at beginning of period                                                3,679             2,576
                                                                                              -------           -------

Cash and cash equivalents at end of period                                                    $ 1,863           $ 1,845
                                                                                              =======           =======

                          KENTUCKY FIRST BANCORP, INC.

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2002              2001
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Federal income taxes                                                                         $ --              $ 20
                                                                                                 ====              ====

    Interest on deposits and borrowings                                                          $515              $669
                                                                                                 ====              ====
Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                   $401              $269
                                                                                                 ====              ====

                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2002 and 2001

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.   Earnings Per Share
     ------------------

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to 36,651 and 45,810 unallocated ESOP shares for the three month periods ended September 30, 2002 and 2001, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations are as follows:

                                                                                         2002             2001
    Weighted-average common shares
      outstanding (basic)                                                             867,215          894,355
    Dilutive effect of  assumed exercise
      of stock options                                                                 45,333           33,157
                                                                                      -------          -------
    Weighted-average common shares
      outstanding (diluted)                                                           912,548          927,512
                                                                                      =======          =======

4.   Effects of Recent Accounting Pronouncements
     -------------------------------------------

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SAFS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing

                          KENTUCKY FIRST BANCORP, INC.

             For the three months ended September 30, 2002 and 2001


4.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------

     estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective July 1, 2002, without material effect on the Corporation's financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Corporation's financial condition or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets.

     SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

     The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

     SFAS No. 147 is not expected to have a material effect on the Corporation's financial condition or results of operations.

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

Discussion  of Financial  Condition  Changes from June 30, 2002 to September 30,
--------------------------------------------------------------------------------
2002
----

At September 30, 2002, the Corporation's consolidated total assets amounted to $78.9 million, a decrease of $766,000, or 1.0%, from the total at June 30, 2002. The decrease in assets, which was centered in decreases in mortgage-backed securities and loans, was accompanied by a decrease of $1.0 million in deposits.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $808,000, or 5.5%, during the three month period ended September
30, 2002, to a total of $15.6 million at September 30, 2002. Investment securities purchases totaling $2.4 million were funded generally through excess liquidity. Mortgage-backed securities totaled $21.2 million at September 30, 2002, a decrease of $1.0 million, or 4.6%, from June 30, 2002 levels. The decrease in mortgage-backed securities resulted primarily from principal repayments of $1.4 million, which were partially offset by an increase in unrealized gains.

Loans receivable amounted to $38.7 million at September 30, 2002, a decrease of $642,000, or 1.6%, compared to June 30, 2002. Principal repayments amounted to $2.9 million and were partially offset by loan disbursements of $2.2 million. The allowance for loan losses totaled $339,000 at September 30, 2002, compared to $241,000 at June 30, 2002. During the period ended September 30, 2002, the Corporation realized a recovery totaling $150,000 from settlement of a nonperforming loan which accounted for the increase in the allowance. Nonperforming loans totaled $111,000 at September 30, 2002, compared to $51,000 at June 30, 2002. The allowance for loan losses represented 305.4% of nonperforming loans as of September 30, 2002 and 472.5% at June 30, 2002. Although management believes that its allowance for loan losses at September 30, 2002 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $53.1 million at September 30, 2002, a decrease of $1.0 million, or 1.9%, from June 30, 2002 levels. Although management generally pursues a strategy of moderate growth in deposits, the Savings Bank historically has not engaged in sporadic increases and decreases in interest rates offered, nor has it offered the highest interest rate in its market area.

The Corporation's shareholders' equity amounted to $13.0 million and $13.2 million at September 30, 2002 and June 30, 2002, respectively. Net earnings during the three months ended September 30, 2002 of $281,000 and an increase in unrealized gains on available for sale securities of $401,000, were partially offset by dividends paid on common stock totaling $142,000 and purchases of treasury stock totaling $686,000.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Discussion  of Financial  Condition  Changes from June 30, 2002 to September 30,
--------------------------------------------------------------------------------
2002 (continued)
----

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

At September 30, 2002, the Savings Bank's tangible and core capital totaled $11.3 million, or 14.5%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.2 million and $3.1 million by $10.1 million and $8.2 million, respectively. The Savings Bank's risk-based capital of $11.6 million, or 31.4% of risk-weighted assets, exceeded the 8% of risk-weighted assets requirement by $8.7 million.


Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2002 and 2001
-------------

General
-------

Net earnings amounted to $281,000 for the three months ended September 30, 2002, an increase of $76,000, or 37.1%, over the $205,000 of net earnings reported for the three months ended September 30, 2001. The increase in net earnings was due to a $91,000 increase in net interest income, a $53,000 decrease in the provision for losses on loans and a $1,000 increase in other income, which were partially offset by a $25,000 increase in general, administrative and other expense and a $44,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income amounted to $1.2 million for the three months ended September 30, 2002, a decrease of $81,000, or 6.2%, compared to the same quarter in 2001, due to a decrease in the average yield on interest-earning assets, from 7.24% in 2001 to 6.47% in 2002, partially offset by a $3.6 million, or 5.0%, increase in the weighted-average balance of interest-earning assets outstanding. Interest income on loans decreased by $187,000, or 20.0%, due to a $7.4 million, or 15.8%, decrease in the weighted-average balance of loans outstanding year-to-year, as well as a 40 basis point decrease in the average yield on loans, to 7.59% for the three months ended September 30, 2002.

Interest income on mortgage-backed securities increased by $80,000, or 35.2%, due primarily to a $6.7 million, or 46.2%, increase in the average balance outstanding, which was partially offset by a decrease in the average yield on mortgage-backed securities, from 6.22% in the 2001 quarter to 5.76% in the 2002 quarter. Interest income on investment securities and interest-bearing deposits increased by $26,000, or 17.0%, due primarily to an increase in the average balance outstanding year-to-year.

Total interest expense amounted to $501,000 for the three months ended September 30, 2002, a decrease of $172,000, or 25.6%, from the 2001 quarter, due to a decrease in the average cost of funds, from 4.40% in 2001 to 3.07% in 2002, which was partially offset by a $4.0 million, or 6.5%, increase in the weighted-average balance of interest-bearing liabilities outstanding year-to-year. Interest expense on deposits decreased by $187,000, or 33.3%, due to a 148 basis point decrease in the average cost of deposits, partially offset by a $928,000, or 1.8%, increase in the weighted-average balance of deposits outstanding year-to-year. Interest expense on borrowings increased by $15,000,

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2002 and 2001 (continued)
-------------

Net Interest Income (continued)
-------------------

or 13.5%, due to a $3.0 million, or 33.8%, increase in the weighted-average balance of borrowed funds outstanding, which was partially offset by a decrease in the average cost of borrowed funds, from 4.97% in the 2001 quarter to 4.21% in the 2002 quarter. The decreases in the level of yields on interest-earning assets and costs of interest-bearing liabilities resulted primarily from the overall decrease in interest rates in the economy during calendar 2001. This low interest rate environment continued through the nine months ended September 30, 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $91,000, or 14.2%, to a total of $731,000 for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. The interest rate spread amounted to 3.40% and 2.84% during the three month periods ended September 30, 2002 and 2001, respectively, while the net interest margin amounted to 3.84% and 3.53% during the three month periods ended September 30, 2002 and 2001, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation records a provision for losses on loans based upon an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. During the three month period ended September 30, 2002, the Corporation realized a $150,000 recovery on a nonperforming loan. Based upon the foregoing analysis, management elected to record $100,000 as an addition to the allowance for loan losses and $50,000 to operations. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $53,000 for the three months ended September 30, 2002, an increase of $1,000, or 1.9%, compared to the three months ended September 30, 2001, due primarily to a $5,000 gain on sale of real estate acquired by deed in lieu of foreclosure, partially offset by a decrease in service charges on deposit accounts.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $426,000 for the three months ended September 30, 2002, an increase of $25,000, or 6.2%, compared to the three months ended September 30, 2001. The increase in general, administrative and other expense resulted primarily from a $25,000, or 11.0%, increase in employee compensation and benefits. The increase in employee compensation and benefits was due primarily to an increase in benefit plan costs and normal merit increases year-to-year.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $127,000 for the three months ended September 30, 2002, an increase of $44,000, or 53.0%, compared to the three months ended September 30, 2001. The increase resulted primarily from the increase in net earnings before taxes of $120,000, or 41.7%. The effective tax rates were 31.1% and 28.8% for the three month periods ended September 30, 2002 and 2001, respectively.

                          KENTUCKY FIRST BANCORP, INC.

ITEM III                    CONTROLS AND PROCEDURES


The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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

                  Not applicable

ITEM 5.  Other Information
         -----------------

                  None


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reports on Form 8-K:    None.

         Exhibits:
            99.1 Certifications of Chief Executive Officer and Chief Financial Officer

                          KENTUCKY FIRST BANCORP, INC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2002               By:  /s/Betty J. Long
       -----------------                    -----------------------------------
                                            Betty J. Long
                                            President and Chief
                                            Executive Officer



Date:  November 14, 2002               By: /s/ Robbie Cox
       -----------------                   ------------------------------------
                                           Robbie Cox
                                           Principal Accounting Officer

                                  CERTIFICATION


I, Betty J. Long, President and Chief Executive Officer of Kentucky First Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kentucky First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                     /s/ Betty J. Long
                                     ---------------------------------------
                                     Betty J. Long
                                     President and Chief Executive Officer

                                  CERTIFICATION


I, Robbie Cox, Vice President and Chief Financial Officer of Kentucky First Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kentucky First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                 /s/ Robbie Cox
                                 ------------------------------------------
                                 Robbie Cox
                                 Vice President and Chief Financial Officer