Form 10QSB
period 2002-12-31
KENTUCKY FIRST BANCORP INC
filed 2003-02-03
CIK 943891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2002
                                -------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    1-13904
                        -------------

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

Yes [ ]         No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
January 30, 2003 - 879,142 shares of common stock
-------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I

  ITEM I          -        FINANCIAL STATEMENTS

                           Consolidated Statements of Financial Condition      3

                           Consolidated Statements of Earnings                 4

                           Consolidated Statements of Comprehensive Income     5

                           Consolidated Statements of Cash Flows               6

                           Notes to Consolidated Financial Statements          8

  ITEM II                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION                               10

  ITEM III                 CONTROLS AND PROCEDURES                            15


PART II  -        OTHER INFORMATION                                           16

SIGNATURES                                                                    17

CERTIFICATIONS                                                                18

ITEM I  FINANCIAL STATEMENTS


                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                   DECEMBER 31,    JUNE 30,
         ASSETS                                                            2002        2002

Cash and due from banks                                               $    470    $    600
Interest-bearing deposits in other financial institutions                2,807       3,079
                                                                      --------    --------
         Cash and cash equivalents                                       3,277       3,679

Investment securities available for sale - at market                    14,703      11,105
Mortgage-backed securities available for sale - at market               18,294      22,204
Loans receivable - net                                                  37,027      39,355
Office premises and equipment - at depreciated cost                      1,333       1,237
Real estate acquired through foreclosure                                    --          45
Federal Home Loan Bank stock - at cost                                     711       1,477
Accrued interest receivable                                                482         484
Prepaid expenses and other assets                                           69          86
                                                                      --------    --------

         Total assets                                                 $ 75,896    $ 79,672
                                                                      ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                               $52,984    $ 54,119
Advances from the Federal Home Loan Bank                                 8,985      11,794
Accrued interest payable                                                   143         156
Other liabilities                                                          294         179
Accrued federal income taxes                                                61           5
Deferred federal income taxes                                              335         269
                                                                      --------    --------
         Total liabilities                                              62,802      66,522

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                        --          --
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                 14          14
  Additional paid-in capital                                             9,280       9,301
  Retained earnings - restricted                                         9,612       9,386
  Less shares acquired by stock benefit plans                             (462)       (462)
  Less 506,983 and 463,297 shares of treasury stock at December 31,
    2002 and June 30, 2002, respectively - at cost                      (6,112)     (5,444)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects           762         355
                                                                      --------    --------
         Total shareholders' equity                                     13,094      13,150
                                                                      --------    --------

         Total liabilities and shareholders' equity                   $ 75,896    $ 79,672
                                                                      ========    ========

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                            SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                DECEMBER 31,        DECEMBER 31,
                                                             2002       2001       2002      2001
Interest income
  Loans                                                    $ 1,463    $ 1,843   $   717    $   910
  Mortgage-backed securities                                   571        526       264        299
  Investment securities                                        319        210       161         96
  Interest-bearing deposits and other                           43         68        22         29
                                                           -------    -------   -------    -------
         Total interest income                               2,396      2,647     1,164      1,334

Interest expense
  Deposits                                                     718      1,068       343        506
  Borrowings                                                   247        241       121        130
                                                           -------    -------   -------    -------
         Total interest expense                                965      1,309       464        636
                                                           -------    -------   -------    -------

         Net interest income                                 1,431      1,338       700        698

Provision for (recoveries of) losses on loans                  (50)        21        --         18
                                                           -------    -------   -------    -------

         Net interest income after provision
           for (recoveries of) losses on loans               1,481      1,317       700        680

Other income
  Service charges on deposit accounts                           70         77        35         39
  Other operating                                               30         27        12         13
                                                           -------    -------   -------    -------
         Total other income                                    100        104        47         52

General, administrative and other expense
  Employee compensation and benefits                           484        445       231        217
  Occupancy and equipment                                       88         85        43         42
  Data processing                                               75         75        37         39
  State franchise tax                                           33         33        17         18
  Other operating                                              173        177        99         98
                                                           -------    -------   -------    -------
         Total general, administrative and other expense       853        815       427        414
                                                           -------    -------   -------    -------

         Earnings before income taxes                          728        606       320        318

Federal income taxes
  Current                                                      368        100       210         22
  Deferred                                                    (144)        76      (113)        71
                                                           -------    -------   -------    -------
         Total federal income taxes                            224        176        97         93
                                                           -------    -------   -------    -------

         NET EARNINGS                                      $   504    $   430   $   223    $   225
                                                           =======    =======   =======    =======

         EARNINGS PER SHARE
           Basic                                           $   .59    $   .48   $   .27    $   .25
                                                           =======    =======   =======    =======

           Diluted                                         $   .56    $   .47   $   .25    $   .25
                                                           =======    =======   =======    =======

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                           SIX MONTHS ENDED  THREE MONTHS ENDED
                                                                               DECEMBER 31,     DECEMBER 31,
                                                                               2002    2001     2002   2001

Net earnings                                                                  $ 504   $ 430   $ 223   $ 225

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $210, $2, $3 and $(137) during the
    respective periods                                                          407       4       6    (265)
                                                                              -----   -----   -----   -----

Comprehensive income (loss)                                                   $ 911   $ 434   $ 229   $ (40)
                                                                              =====   =====   =====   =====

Accumulated comprehensive income                                              $ 762   $  89   $ 762   $  89
                                                                              =====   =====   =====   =====

                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                     2002       2001
Cash flows from operating activities:
  Net earnings for the period                                      $   504    $   430
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                  22        (10)
    Depreciation and amortization                                       36         39
    Amortization of deferred loan origination fees                     (11)       (12)
    Provision for losses on loans                                       --         21
    Gain on sale of real estate acquired through foreclosure            (5)        --
    Federal Home Loan Bank stock dividends                             (34)       (45)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                        2         24
      Prepaid expenses and other assets                                 17         13
      Accrued interest payable                                         (13)       (13)
      Other liabilities                                                115         37
      Federal income taxes
        Current                                                         56        (78)
        Deferred                                                      (144)        76
                                                                   -------    -------
         Net cash provided by operating activities                     545        482

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                      535      1,528
  Purchase of investment securities                                 (3,905)    (1,000)
  Purchase of mortgage-backed securities                                --     (8,090)
  Principal repayments on mortgage-backed securities                 4,277      2,080
  Loan principal repayments                                          7,039      6,428
  Loan disbursements                                                (4,700)    (5,539)
  Purchase of office premises and equipment                           (132)       (31)
  Proceeds from redemption of Federal Home Loan Bank stock             800         --
  Proceeds from sale of real estate acquired through foreclosure        50         --
                                                                   -------    -------
         Net cash provided by (used in) investing activities         3,964     (4,624)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                               (1,135)     1,534
  Proceeds from borrowed funds                                          --      3,000
  Repayment of borrowed funds                                       (2,809)        (8)
  Proceeds from exercise of stock options                              101         --
  Purchase of treasury stock                                          (790)      (164)
  Dividends on common stock                                           (278)      (265)
                                                                   -------    -------
         Net cash provided by (used in) financing activities        (4,911)     4,097
                                                                   -------    -------

Net decrease in cash and cash equivalents                             (402)       (45)

Cash and cash equivalents at beginning of period                     3,679      2,576
                                                                   -------    -------

Cash and cash equivalents at end of period                         $ 3,277    $ 2,531
                                                                   =======    =======

                          KENTUCKY FIRST BANCORP, INC.

                      For the six months ended December 31,
                                 (In thousands)


                                                                      2002    2001
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                             $  302   $  159
                                                                     ======   ======

    Interest on deposits and borrowings                              $  978   $1,322
                                                                     ======   ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                       $  407   $    4
                                                                     ======   ======

  Transfers from loans to real estate acquired through foreclosure   $   --   $   45
                                                                     ======   ======

                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 2002 and 2001

1.   Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.   Earnings Per Share
     ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to 36,651 and 45,810 unallocated ESOP shares for the six and three month periods ended December 31, 2002 and 2001, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations are as follows:

                                   FOR THE SIX MONTHS ENDED  FOR THE THREE MONTHS ENDED
                                          DECEMBER 31,              DECEMBER 31,
                                        2002       2001         2002     2001
Weighted-average common shares
  outstanding (basic)                  856,580   890,282       845,945   886,208
Dilutive effect of  assumed exercise
  of stock options                      46,605    33,296        50,774    33,434
                                       -------   -------       -------   -------
Weighted-average common shares
  outstanding (diluted)                903,185   923,578       896,719   919,642
                                       =======   =======       =======   =======

4.   Effects of Recent Accounting Pronouncements
     -------------------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SAFS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective July 1, 2002, without material effect on the Corporation's financial condition or results of operations.

                          KENTUCKY FIRST BANCORP, INC.

          For the six and three months ended December 31, 2002 and 2001


4.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------------------

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Corporation's financial position, results of operations or cash flows.

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


Discussion  of  Financial  Condition  Changes from June 30, 2002 to December 31,
--------------------------------------------------------------------------------
2002
----

At December 31, 2002, the Corporation's consolidated total assets amounted to $75.9 million, a decrease of $3.8 million, or 4.7%, from the total at June 30, 2002. The decrease in assets, which was centered in decreases in mortgage-backed securities and loans, was accompanied by a decrease of $1.1 million in deposits and a decrease of $2.8 million in advances from the Federal Home Loan Bank.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $3.2 million, or 21.6%, during the six month period ended December 31, 2002, to a total of $18.0 million at December 31, 2002. Investment securities purchases totaling $3.9 million were funded generally through proceeds from principal repayments on loans and mortgage-backed securities. Mortgage-backed securities totaled $18.3 million at December 31, 2002, a decrease of $3.9 million, or 17.6%, from June 30, 2002 levels. The decrease in mortgage-backed securities resulted primarily from principal repayments of $4.3 million, which were partially offset by an increase in unrealized gains.

Loans receivable amounted to $37.0 million at December 31, 2002, a decrease of $2.3 million, or 5.9%, compared to June 30, 2002. Principal repayments amounted to $7.0 million and were partially offset by loan disbursements of $4.7 million. The allowance for loan losses totaled $345,000 at December 31, 2002, compared to $241,000 at June 30, 2002. During the period ended December 31, 2002, the Corporation realized a recovery totaling $150,000 from the settlement of a nonperforming loan of which $100,000 was recorded as an addition to the allowance for loan losses which accounted for the increase in the allowance. Nonperforming loans totaled $95,000 at December 31, 2002, compared to $51,000 at June 30, 2002. The allowance for loan losses represented 363.2% of nonperforming loans as of December 31, 2002 and 472.5% at June 30, 2002. Although management believes that its allowance for loan losses at December 31, 2002 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $53.0 million at December 31, 2002, a decrease of $1.1 million, or 2.1%, from June 30, 2002 levels. Although management generally pursues a strategy of moderate growth in deposits, the Savings Bank historically has not engaged in sporadic increases and decreases in interest rates offered, nor has it offered the highest interest rate in its market area.

Advances from the Federal Home Loan Bank totaled $9.0 million at December 31, 2002, a decrease of $2.8 million, or 23.8%, compared to June 30, 2002. Advances were repaid during the period with proceeds from principal repayments on loans and mortgage-backed securities.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Discussion  of  Financial  Condition  Changes from June 30, 2002 to December 31,
--------------------------------------------------------------------------------
2002 (continued)
----------------

The Corporation's shareholders' equity amounted to $13.1 million and $13.2 million at December 31, 2002 and June 30, 2002, respectively. Net earnings during the six months ended December 31, 2002 of $504,000 and an increase in unrealized gains on available for sale securities of $407,000, were partially offset by dividends paid on common stock totaling $278,000 and purchases of treasury stock totaling $790,000.

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

At December 31, 2002, the Savings Bank's tangible and core capital totaled $11.5 million, or 15.4%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.1 million and $3.0 million by $10.4 million and $8.5 million, respectively. The Savings Bank's risk-based capital of $11.9 million, or 33.6% of risk-weighted assets, exceeded the 8% of risk-weighted assets requirement by $9.0 million.

Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
--------------------------------------------------------------------------------
2002 and 2001
-------------

General
-------

Net earnings amounted to $504,000 for the six months ended December 31, 2002, an increase of $74,000, or 17.2%, over the $430,000 of net earnings reported for the six months ended December 31, 2001. The increase in net earnings was due to a $93,000 increase in net interest income and a $71,000 decrease in the provision for losses on loans, which were partially offset by a $38,000 increase in general, administrative and other expense and a $48,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income amounted to $2.4 million for the six months ended December 31, 2002, a decrease of $251,000, or 9.5%, compared to the same period in 2001, due to a decrease in the average yield on interest-earning assets, from 7.11% in 2001 to 6.35% in 2002, partially offset by a $989,000, or 1.3%, increase in the weighted-average balance of interest-earning assets outstanding. Interest income on loans decreased by $380,000, or 20.6%, due to a $7.5 million, or 16.1%, decrease in the weighted-average balance of loans outstanding year-to-year, as well as a 43 basis point decrease in the average yield on loans, to 7.54% for the six months ended December 31, 2002.

Interest income on mortgage-backed securities increased by $45,000, or 8.6%, due primarily to a $3.0 million, or 17.5%, increase in the average balance outstanding, which was partially offset by a decrease in the average yield on mortgage-backed securities, from 6.08% in the 2001 period to 5.61% in the 2002 period. Interest income on investment securities and interest-bearing deposits increased by $84,000, or 30.2%, due primarily to a $5.4 million increase in the average balance outstanding year-to-year.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
--------------------------------------------------------------------------------
2002 and 2001 (continued)
-------------------------

Net Interest Income (continued)
-------------------------------

Total interest expense amounted to $965,000 for the six months ended December 31, 2002, a decrease of $344,000, or 26.3%, from the 2001 period, due to a decrease in the average cost of funds, from 4.14% in 2001 to 2.99% in 2002, which was partially offset by a $1.4 million, or 2.2%, increase in the weighted-average balance of interest-bearing liabilities outstanding year-to-year. Interest expense on deposits decreased by $350,000, or 32.8%, due to a 134 basis point decrease in the average cost of deposits to 2.70% for the 2002 six month period, partially offset by a $245,000, or .5%, increase in the weighted-average balance of deposits outstanding year-to-year. Interest expense on borrowings increased by $6,000, or 2.5%, due to a $1.1 million, or 10.8%, increase in the weighted-average balance of borrowed funds outstanding, which was partially offset by a decrease in the average cost of borrowed funds, from 4.65% in the 2001 period to 4.30% in the 2002 period. The decreases in the level of yields on interest-earning assets and costs of interest-bearing liabilities resulted primarily from the overall decrease in interest rates in the economy during calendar 2001. This low interest rate environment continued through December 31, 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $93,000, or 7.0%, to a total of $1.4 million for the six months ended December 31, 2002, compared to the six months ended December 31, 2001. The interest rate spread amounted to 3.36% and 2.97% during the six month periods ended December 31, 2002 and 2001, respectively, while the net interest margin amounted to 3.79% and 3.59% during the six month periods ended December 31, 2002 and 2001, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation records a provision for losses on loans based upon an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. During the six month period ended December 31, 2002, the Corporation realized a $150,000 recovery on a nonperforming loan. Based upon the foregoing analysis, management elected to record $100,000 as an addition to the allowance for loan losses and $50,000 to operations. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $100,000 for the six months ended December 31, 2002, a decrease of $4,000, or 3.8%, compared to the six months ended December 31, 2001, due primarily to a $7,000, or 9.1%, decrease in service charges on deposit accounts.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $853,000 for the six months ended December 31, 2002, an increase of $38,000, or 4.7%, compared to the six months ended December 31, 2001. The increase in general, administrative and other expense resulted primarily from a $39,000, or 8.8%, increase in employee compensation and benefits. The increase in employee compensation and benefits was due primarily to an increase in benefit plan costs and normal merit increases year-to-year.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
--------------------------------------------------------------------------------
2002 and 2001 (continued)
-------------------------

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $224,000 for the six months ended December 31, 2002, an increase of $48,000, or 27.3%, compared to the six months ended December 31, 2001. The increase resulted primarily from the increase in net earnings before taxes of $122,000, or 20.1%, and a decrease in the level of nontaxable interest income year to year. The effective tax rates were 30.8% and 29.0% for the six month periods ended December 31, 2002 and 2001, respectively.


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2002 and 2001
-------------

General
-------

Net earnings amounted to $223,000 for the three months ended December 31, 2002, a decrease of $2,000, or .9%, from the $225,000 of net earnings reported for the three months ended December 31, 2001. The decrease in net earnings was due to a $5,000 decrease in other income, a $13,000 increase in general, administrative and other expense and a $4,000 increase in the provision for federal income taxes, which were partially offset by a $2,000 increase in net interest income and an $18,000 decrease in the provision for losses on loans.

Net Interest Income
-------------------

Total interest income amounted to $1.2 million for the three months ended December 31, 2002, a decrease of $170,000, or 12.7%, compared to the same quarter in 2001, due to a decrease in the average yield on interest-earning assets, from 6.98% in 2001 to 6.22% in 2002, and a $1.6 million, or 2.2%, decrease in the weighted-average balance of interest-earning assets outstanding. Interest income on loans decreased by $193,000, or 21.2%, due to a $7.5 million, or 16.4%, decrease in the weighted-average balance of loans outstanding year-to-year, as well as a 45 basis point decrease in the average yield on loans, to 7.49% for the three months ended December 31, 2002.

Interest income on mortgage-backed securities decreased by $35,000, or 11.7%, due primarily to a $661,000, or 3.3%, decrease in the average balance outstanding and a decrease in the average yield on mortgage-backed securities, from 5.97% in the 2001 quarter to 5.45% in the 2002 quarter. Interest income on investment securities and interest-bearing deposits increased by $58,000, or 46.4%, due primarily to a $6.5 million increase in the average balance outstanding year-to-year.

Total interest expense amounted to $464,000 for the three months ended December 31, 2002, a decrease of $172,000, or 27.0%, from the 2001 quarter, due to a decrease in the average cost of funds, from 3.90% in 2001 to 2.90% in 2002 and a
$1.2   million,   or  1.9%,   decrease  in  the   weighted-average   balance  of
interest-bearing liabilities outstanding year-to-year. Interest expense on deposits decreased by $163,000, or 32.2%, due to a 120 basis point decrease in the average cost of deposits to 2.59% for the 2002 quarter, and a $438,000, or
..8%,  decrease  in  the   weighted-average   balance  of  deposits   outstanding
year-to-year. Interest expense on borrowings decreased by $9,000, or 6.9%, due to a $772,000, or 6.5%, decrease in the weighted-average balance of borrowed funds outstanding and a decrease in the average cost of borrowed funds, from 4.41% in the 2001 quarter to 4.39% in the 2002 quarter. The decreases in the level of yields on interest-earning assets and costs of interest-bearing liabilities resulted primarily from the overall decrease in interest rates in the economy during calendar 2001. This low interest rate environment continued through December 31, 2002.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2002 and 2001 (continued)
-------------------------

Net Interest Income (continued)
-------------------------------

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2,000, or .3%, to a total of $700,000 for the three months ended December 31, 2002, compared to the three months ended December 31, 2001. The interest rate spread amounted to 3.32% and 3.08% during the three month periods ended December 31, 2002 and 2001, respectively, while the net interest margin amounted to 3.74% and 3.65% during the three month periods ended December 31, 2002 and 2001, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation records a provision for losses on loans based upon an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. Based upon the foregoing analysis, management determined that the allowance for loan losses was adequate, therefore no provision was recorded during the current quarter. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $47,000 for the three months ended December 31, 2002, a decrease of $5,000, or 9.6%, compared to the three months ended December 31, 2001, due primarily to a $4,000, or 10.3%, decrease in service charges on deposit accounts.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $427,000 for the three months ended December 31, 2002, an increase of $13,000, or 3.1%, compared to the three months ended December 31, 2001. The increase in general, administrative and other expense resulted primarily from a $14,000, or 6.5%, increase in employee compensation and benefits. The increase in employee compensation and benefits was due primarily to an increase in benefit plan costs and normal merit increases year-to-year.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $97,000 for the three months ended December 31, 2002, an increase of $4,000, or 4.3%, compared to the three months ended December 31, 2001. The increase resulted primarily from the increase in net earnings before taxes of $2,000, or .6%, and a decrease in the level of nontaxable interest income year to year. The effective tax rates were 30.3% and 29.2% for the three month periods ended December 31, 2002 and 2001, respectively.

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

          None.


ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not applicable


ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders
          --------------------------------------------------

          On  November  20,  2002,  the  Annual  Meeting  of  the  Corporation's
          Shareholders was held. Two directors nominated were elected to terms expiring in 2005 by the following votes:

          William D. Morris
               For: 699,731                     Withheld: 28,700

          Charles S. Brunker
               For: 699,331                     Withheld: 29,100


ITEM 5.   Other Information
          -----------------

          None


ITEM 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

          Reports on Form 8-K:          None.

          Exhibits:

          99.1                          Certification of Chief Executive Officer

          99.2                          Certification of Chief Financial Officer

                          KENTUCKY FIRST BANCORP, INC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       February 3, 2003         By: /s/ Betty J. Long
       ------------------------          ---------------------------------------
                                         Betty J. Long
                                         President and Chief
                                         Executive Officer




Date:       February 3, 2003         By: /s/ Robbie Cox
       ------------------------          ---------------------------------------
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

Date:    February 3, 2003
     ------------------------


                                        /s/Betty J. Long
                                        ----------------------------------------
                                        Betty J. Long
                                        President and Chief Executive Officer

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

Date:    February 3, 2003
     ------------------------


                                      /s/Robbie Cox
                                      ----------------------------------------
                                      Robbie Cox
                                      Vice President and Chief Financial Officer