Form 10QSB
period 2003-03-31
KENTUCKY FIRST BANCORP INC
filed 2003-05-15
CIK 943891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2003
                                    --------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    1-13904
                           -------

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      61-1281483
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                308 North Main Street, Cynthiana, Kentucky 41031
                ------------------------------------------------
                    (Address of principal executive offices)

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

Yes [ X  ]        No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                 May 12, 2003 - 882,613 shares of common stock
                 ---------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
PART I

  ITEM I -     FINANCIAL STATEMENTS

               Consolidated Statements of Financial Condition                 3

               Consolidated Statements of Earnings                            4

               Consolidated Statements of Comprehensive Income                5

               Consolidated Statements of Cash Flows                          6

               Notes to Consolidated Financial Statements                     8

  ITEM II      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                                          12

  ITEM III     CONTROLS AND PROCEDURES                                       17


PART II  -     OTHER INFORMATION                                             18

SIGNATURES                                                                   19

CERTIFICATIONS                                                               20

ITEM I  FINANCIAL STATEMENTS

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                       MARCH 31,         JUNE 30,
         ASSETS                                                          2003              2002
Cash and due from banks                                                $   491             $   600
Interest-bearing deposits in other financial institutions                4,606               3,079
                                                                       -------             -------
         Cash and cash equivalents                                       5,097               3,679

Investment securities available for sale - at market                    14,461              11,105
Mortgage-backed securities available for sale - at market               19,145              22,204
Loans receivable - net                                                  34,461              39,355
Office premises and equipment - at depreciated cost                      1,317               1,237
Real estate acquired through foreclosure                                    -                   45
Federal Home Loan Bank stock - at cost                                     718               1,477
Accrued interest receivable                                                484                 484
Prepaid expenses and other assets                                          104                  86
Prepaid federal income taxes                                                 9                  --
                                                                       -------             -------
         Total assets                                                  $75,796             $79,672
                                                                       =======             =======
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                               $53,806             $54,119
Advances from the Federal Home Loan Bank                                 8,181              11,794
Accrued interest payable                                                   122                 156
Other liabilities                                                          341                 179
Accrued federal income taxes                                                -                    5
Deferred federal income taxes                                              284                 269
                                                                       -------             -------
         Total liabilities                                              62,734              66,522

Shareholders' equity
  Preferred stock - authorized 500,000 shares of $.01 par value;
    no shares issued                                                        --                  --
  Common stock - authorized 3,000,000 shares of $.01 par value;
    1,388,625 shares issued                                                 14                  14
  Additional paid-in capital                                             9,273               9,301
  Retained earnings - restricted                                         9,683               9,386
  Less shares acquired by stock benefit plans                             (462)               (462)
  Less 506,012 and 463,297 shares of treasury stock at March 31,
    2003 and June 30, 2002, respectively - at cost                      (6,113)             (5,444)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects           667                 355
                                                                       -------             -------
         Total shareholders' equity                                     13,062              13,150
                                                                       -------             -------
         Total liabilities and shareholders' equity                    $75,796             $79,672
                                                                       =======             =======

                          KENTUCKY FIRST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                              MARCH 31,                     MARCH 31,
                                                                         2003         2002              2003         2002
Interest income
  Loans                                                                $2,130       $2,681           $   667      $   838
  Mortgage-backed securities                                              824          838               253          312
  Investment securities                                                   484          319               165          109
  Interest-bearing deposits and other                                      55           94                12           26
                                                                       ------       ------           -------      -------
         Total interest income                                          3,493        3,932             1,097        1,285

Interest expense
  Deposits                                                              1,030        1,503               312          435
  Borrowings                                                              345          363                98          122
                                                                       ------       ------           -------      -------
         Total interest expense                                         1,375        1,866               410          557
                                                                       ------       ------           -------      -------
         Net interest income                                            2,118        2,066               687          728

Provision for (recoveries of) losses on loans                             (50)          30                --            9
                                                                       ------       ------           -------      -------
         Net interest income after provision
           for (recoveries of) losses on loans                          2,168        2,036               687          719

Other income
  Service charges on deposit accounts                                      98          113                28           36
  Other operating                                                          45           42                15           15
                                                                       ------       ------           -------      -------
         Total other income                                               143          155                43           51

General, administrative and other expense
  Employee compensation and benefits                                      725          652               241          207
  Occupancy and equipment                                                 130          127                42           42
  Data processing                                                         114          116                39           41
  State franchise tax                                                      47           48                14           15
  Other operating                                                         272          269                99           92
                                                                       ------       ------           -------      -------
         Total general, administrative and other expense                1,288        1,212               435          397
                                                                       ------       ------           -------      -------

         Earnings before income taxes                                   1,023          979               295          373

Federal income taxes
  Current                                                                 459          207                91          107
  Deferred                                                               (146)          81                (3)           5
                                                                       ------       ------           -------      -------
         Total federal income taxes                                       313          288                88          112
                                                                       ------       ------           -------      -------
         NET EARNINGS                                                  $  710       $  691           $   207      $   261
                                                                       ======       ======           =======      =======
         EARNINGS PER SHARE
           Basic                                                       $  .83       $  .78           $   .24      $   .30
                                                                       ======       ======           =======      =======
           Diluted                                                     $  .79       $  .75           $   .23      $   .28
                                                                       ======       ======           =======      =======

                          KENTUCKY FIRST BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                            NINE MONTHS ENDED        THREE MONTHS ENDED
                                                                                 MARCH 31,                 MARCH 31,
                                                                              2003       2002           2003       2002
Net earnings                                                               $   710      $ 691           $207      $ 261

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $161, $(103), $(49) and $(105) during the
    respective periods                                                         312       (200)           (95)      (204)
                                                                            ------      -----           ----      -----
Comprehensive income                                                        $1,022      $ 491           $112      $  57
                                                                            ======      =====           ====      =====
Accumulated comprehensive income (loss)                                     $  667      $(115)          $667      $(115)
                                                                            ======      =====           ====      =====

                          KENTUCKY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2003              2002
Cash flows from operating activities:
  Net earnings for the period                                                                $    710          $    691
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             44               (11)
    Depreciation and amortization                                                                  53                58
    Amortization of deferred loan origination fees                                                (15)              (26)
    Provision for (recoveries of) losses on loans                                                 (50)               30
    Gain on sale of real estate acquired through foreclosure                                       (5)               -
    Federal Home Loan Bank stock dividends                                                        (41)              (61)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  -                (40)
      Prepaid expenses and other assets                                                           (18)               -
      Accrued interest payable                                                                    (34)               10
      Other liabilities                                                                           162               231
      Federal income taxes
        Current                                                                                   (14)              (13)
        Deferred                                                                                 (146)               81
                                                                                             --------          --------
         Net cash provided by operating activities                                                646               950

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               3,655             2,041
  Purchase of investment securities                                                            (6,853)           (4,980)
  Purchase of mortgage-backed securities                                                       (4,153)          (11,169)
  Principal repayments on mortgage-backed securities                                            7,483             3,994
  Loan principal repayments                                                                    11,130            11,617
  Loan disbursements                                                                           (6,171)           (7,339)
  Purchase of office premises and equipment                                                      (133)             (101)
  Proceeds from redemption of Federal Home Loan Bank stock                                        800                --
  Proceeds from sale of real estate acquired through foreclosure                                   50                --
                                                                                             --------          --------
         Net cash provided by (used in) investing activities                                    5,808            (5,937)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                            (313)            2,266
  Proceeds from borrowed funds                                                                  2,500             3,000
  Repayment of borrowed funds                                                                  (6,113)              (13)
  Proceeds from exercise of stock options                                                         135                -
  Purchase of treasury stock                                                                     (832)             (190)
  Dividends on common stock                                                                      (413)             (556)
                                                                                             --------          --------
         Net cash provided by (used in) financing activities                                   (5,036)            4,507
                                                                                             --------          --------
Net increase (decrease) in cash and cash equivalents                                            1,418              (480)

Cash and cash equivalents at beginning of period                                                3,679             2,576
                                                                                             --------          --------
Cash and cash equivalents at end of period                                                   $  5,097          $  2,096
                                                                                             ========          ========

                          KENTUCKY FIRST BANCORP, INC.

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2003              2002

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  472            $  201
                                                                                               ======            ======
    Interest on deposits and borrowings                                                        $1,409            $1,856
                                                                                               ======            ======
Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                       $  312            $ (200)
                                                                                               ======            ======
  Transfers from loans to real estate acquired through foreclosure                             $   --            $   45
                                                                                               ======            ======

                          KENTUCKY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 2003 and 2002

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Kentucky First Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.   Earnings Per Share
     ------------------

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to 36,651 and 45,810 unallocated ESOP shares for the nine and three month periods ended March 31, 2003 and 2002, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations are as follows:

                                                               FOR THE NINE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,                         MARCH 31,
                                                                   2003           2002              2003           2002
    Weighted-average common shares
      outstanding (basic)                                       852,390        887,023           843,824        880,362
    Dilutive effect of  assumed exercise
      of stock options                                           48,568         33,783            54,278         34,766
                                                                -------        -------           -------        -------
    Weighted-average common shares
      outstanding (diluted)                                     900,958        920,806           898,102        915,128
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

                          KENTUCKY FIRST BANCORP, INC.

           For the nine and three months ended March 31, 2003 and 2002

4.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Corporation's financial condition or results of operations.

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

     Management adopted SFAS No. 147 effective October 1, 2002, without material effect on the Corporation's financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial
     statements  for  interim   periods   beginning  after  December  15,  2002.
     Management adopted the disclosure provisions of SFAS No. 148 effective March 31, 2002, without material effect on the Corporation's financial position, results of operations or cash flows.

                          KENTUCKY FIRST BANCORP, INC.

           For the nine and three months ended March 31, 2003 and 2002


4.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation adopted the disclosure provisions of FIN 46 effective January 31, 2003, without material effect on its financial statements.

5.   Stock Option Plan
     -----------------

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

     The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, then the Corporation's consolidated net earnings and earnings per share for the nine and three month periods ended March 31, 2003 and 2002, would have been recorded as the pro forma amounts indicated below:

                          KENTUCKY FIRST BANCORP, INC.

           For the nine and three months ended March 31, 2003 and 2002

5.   Stock Option Plan (continued)
     -----------------

                                                                        NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                            MARCH 31,                     MARCH 31,
                                                                       2003         2002              2003         2002
    Net earnings (In thousands)                  As reported           $710         $691              $207         $261
                        Stock-based compensation, net of tax            (14)          --               (10)          --
                                                                       ----         ----              ----         ----
                                                   Pro-forma           $696         $691              $197         $261
                                                                       ====         ====              ====         ====
    Earnings per share
      Basic                                      As reported           $.83         $.78              $.24         $.30
                        Stock-based compensation, net of tax           (.02)          --              (.01)          --
                                                                       ----         ----              ----         ----
                                                   Pro-forma           $.81         $.78              $.23         $.30
                                                                       ====         ====              ====         ====

      Diluted                                    As reported           $.79         $.75              $.23         $.28
                        Stock-based compensation, net of tax           (.02)          --              (.01)          --
                                                                       ----         ----              ----         ----
                                                   Pro-forma           $.77         $.75              $.22         $.28
                                                                       ====         ====              ====         ====

     The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 2003 and 2002: dividend yield of 3.5%, expected volatility of 20.0%, a risk-free interest rate of 2.0% and an expected life of ten years.

     A summary of the status of the Corporation's stock option plan as of March 31, 2003 and June 30, 2002 and 2001, and changes during the periods ending on those dates is presented below:

                                                     NINE MONTHS ENDED                         YEAR ENDED
                                                         MARCH 31,                              JUNE 30,
                                                           2003                    2002                    2001
                                                               WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                                AVERAGE                  AVERAGE                 AVERAGE
                                                               EXERCISE                 EXERCISE                EXERCISE
                                                     SHARES      PRICE        SHARES      PRICE       SHARES      PRICE
    Outstanding at beginning of period               142,183   $ 9.7767      140,447   $ 9.7375      144,282    $9.7375
    Granted                                            1,389    17.0000        1,736    12.9500           --         --
    Exercised                                        (13,886)    9.7375           --         --       (3,835)    9.7375
    Forfeited                                             --         --           --         --           --         --

    Outstanding at end of period                     129,686   $ 9.8583      142,183   $ 9.7767      140,447    $9.7375
                                                     =======   ========      =======   ========      =======    =======
    Options exercisable at period-end                128,297   $ 9.8248      140,447   $ 9.7375      140,447    $9.7375
                                                     =======   ========      =======   ========      =======    =======
    Weighted average for value of options
      granted during the period                                 $2.33                     $1.78                     n/a
                                                                =====                     =====                     ===

    The following information applies to options outstanding at March 31, 2003:

    Number outstanding                                               128,297
    Range of exercise prices                              $9.7375 - $12.9500
    Number outstanding                                                 1,389
    Range of exercise prices                                          $17.00
    Weighted-average exercise price                                  $9.8583
    Weighted-average remaining contractual life                    3.2 years

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


Discussion of Financial Condition Changes from June 30, 2002 to March 31, 2003
------------------------------------------------------------------------------

At March 31, 2003, the Corporation's consolidated total assets amounted to $75.8 million, a decrease of $3.8 million, or 4.8%, from the total at June 30, 2002. The decrease in assets, which was centered in decreases in mortgage-backed securities and loans, was accompanied by a decrease of $313,000 in deposits and a decrease of $3.6 million in advances from the Federal Home Loan Bank.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $4.8 million, or 32.3%, during the nine month period ended March 31, 2003, to a total of $19.6 million at March 31, 2003. Investment securities purchases totaling $6.9 million were funded generally through proceeds from principal repayments on loans and mortgage-backed securities. Mortgage-backed securities totaled $19.1 million at March 31, 2003, a decrease of $3.1 million, or 13.8%, from June 30, 2002 levels. The decrease in mortgage-backed securities resulted primarily from principal repayments of $7.5 million, which were partially offset by purchases of $4.2 million and an increase in unrealized gains.

Loans receivable amounted to $34.5 million at March 31, 2003, a decrease of $4.9 million, or 12.4%, compared to June 30, 2002. Principal repayments amounted to $11.1 million and were partially offset by loan disbursements of $6.2 million. The allowance for loan losses totaled $345,000 at March 31, 2003, compared to $241,000 at June 30, 2002. During the period ended March 31, 2003, the Corporation realized a recovery totaling $150,000 from the settlement of a nonperforming loan, of which $100,000 was recorded as an addition to the allowance for loan losses, which accounted for the increase in the allowance. Nonperforming loans totaled $61,000 at March 31, 2003, compared to $51,000 at June 30, 2002. The allowance for loan losses represented 565.6% of nonperforming loans as of March 31, 2003 and 472.5% at June 30, 2002. Although management believes that its allowance for loan losses at March 31, 2003 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $53.8 million at March 31, 2003, a decrease of $313,000, or ..6%, from June 30, 2002 levels. Although management generally pursues a strategy of moderate growth in deposits, the Savings Bank historically has not engaged in sporadic increases and decreases in interest rates offered, nor has it offered the highest interest rate in its market area.

Advances from the Federal Home Loan Bank totaled $8.2 million at March 31, 2003, a decrease of $3.6 million, or 30.6%, compared to June 30, 2002. Advances were repaid during the period with proceeds from principal repayments on loans and mortgage-backed securities.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Discussion of Financial  Condition  Changes from June 30, 2002 to March 31, 2003
--------------------------------------------------------------------------------
(continued)

The Corporation's shareholders' equity amounted to $13.1 million and $13.2 million at March 31, 2003 and June 30, 2002, respectively. Net earnings during the nine months ended March 31, 2003 of $710,000 and an increase in unrealized gains on available for sale securities of $312,000, were partially offset by dividends paid on common stock totaling $413,000 and purchases of treasury stock totaling $832,000.

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

At March 31, 2003, the Savings Bank's tangible and core capital totaled $11.7 million, or 15.7%, of adjusted total assets, which exceeded the minimum tangible and core capital requirements of $1.1 million and $3.0 million by $10.6 million and $8.7 million, respectively. The Savings Bank's risk-based capital of $12.1 million, or 34.2% of risk-weighted assets, exceeded the 8% of risk-weighted assets requirement by $9.3 million.

Comparison of Operating  Results for the Nine Month Periods Ended March 31, 2003
--------------------------------------------------------------------------------
and 2002
--------

General
-------

Net earnings amounted to $710,000 for the nine months ended March 31, 2003, an increase of $19,000, or 2.7%, over the $691,000 of net earnings reported for the nine months ended March 31, 2002. The increase in net earnings was due to a $52,000 increase in net interest income and an $80,000 decrease in the provision for losses on loans, which were partially offset by a $76,000 increase in general, administrative and other expense and a $25,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income amounted to $3.5 million for the nine months ended March 31, 2003, a decrease of $439,000, or 11.2%, compared to the same period in 2002, due to a decrease in the average yield on interest-earning assets, from 6.96% in 2002 to 6.24% in 2003, partially offset by a $620,000, or .8%, decrease in the weighted-average balance of interest-earning assets outstanding. Interest income on loans decreased by $551,000, or 20.6%, due to a $7.2 million, or 16.0%, decrease in the weighted-average balance of loans outstanding year to year, as well as a 43 basis point decrease in the average yield on loans, to 7.48% for the nine months ended March 31, 2003.

Interest income on mortgage-backed securities decreased by $14,000, or 1.7%, due primarily to a decrease in the average yield on mortgage-backed securities to 5.49% in the 2003 period, which was partially offset by a $1.4 million, or 7.4%, increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $126,000, or 30.5%, due primarily to a $5.2 million increase in the average balance outstanding year to year.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Nine Month Periods Ended March 31, 2003
--------------------------------------------------------------------------------
and 2002 (continued)
--------

Net Interest Income (continued)
-------------------------------

Total interest expense amounted to $1.4 million for the nine months ended March 31, 2003, a decrease of $491,000, or 26.3%, from the 2002 period, due to a decrease in the average cost of funds, from 3.88% in 2002 to 2.87% in 2003, which was partially offset by a $300,000, or .5%, increase in the weighted-average balance of interest-bearing liabilities outstanding year to year. Interest expense on deposits decreased by $473,000, or 31.5%, due to a 118 basis point decrease in the average cost of deposits, to 2.58% for the 2003 nine month period, and an $83,000, or .2%, decrease in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $18,000, or 5.0%, due to a $212,000, or 2.0%, decrease in the weighted-average balance of borrowed funds outstanding, and a decrease in the average cost of borrowed funds, from 4.47% in the 2002 period to 4.32% in the 2003 period. The decreases in the level of yields on interest-earning assets and costs of interest-bearing liabilities resulted primarily from the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $52,000, or 2.5%, to a total of $2.1 million for the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002. The interest rate spread amounted to 3.36% and 3.08% during the nine month periods ended March 31, 2003 and 2002, respectively, while the net interest margin amounted to 3.78% and 3.66% during the nine month periods ended March 31, 2003 and 2002, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation records a provision for losses on loans based upon an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. During the nine month period ended March 31, 2003, the Corporation realized a $150,000 recovery on a nonperforming loan. Based upon the foregoing analysis, management elected to record $100,000 as an addition to the allowance for loan losses and $50,000 credit to operations. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $143,000 for the nine months ended March 31, 2003, a decrease of $12,000, or 7.8%, compared to the nine months ended March 31, 2002, due primarily to a $15,000, or 13.3%, decrease in service charges on deposit accounts.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.3 million for the nine months ended March 31, 2003, an increase of $76,000, or 6.3%, compared to the nine months ended March 31, 2002. The increase in general, administrative and other expense resulted primarily from a $73,000, or 11.2%, increase in employee compensation and benefits. The increase in employee compensation and benefits was due primarily to an increase in benefit plan costs and normal merit increases year to year.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating  Results for the Nine Month Periods Ended March 31, 2003
--------------------------------------------------------------------------------
and 2002 (continued)
--------

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $313,000 for the nine months ended March 31, 2003, an increase of $25,000, or 8.7%, compared to the nine months ended March 31, 2002. The increase resulted primarily from the increase in net earnings before taxes of $44,000, or 4.5%, and a decrease in the level of nontaxable interest income year to year. The effective tax rates were 30.6% and 29.4% for the nine month periods ended March 31, 2003 and 2002, respectively.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2003
--------------------------------------------------------------------------------
and 2002
--------

General
-------

Net earnings amounted to $207,000 for the three months ended March 31, 2003, a decrease of $54,000, or 20.7%, from the $261,000 of net earnings reported for the three months ended March 31, 2002. The decrease in net earnings was due to a $41,000 decrease in net interest income, an $8,000 decrease in other income and a $38,000 increase in general, administrative and other expense, which were partially offset by a $24,000 decrease in the provision for federal income taxes and a $9,000 decrease in the provision for losses on loans.

Net Interest Income
-------------------

Total interest income amounted to $1.1 million for the three months ended March 31, 2003, a decrease of $188,000, or 14.6%, compared to the same quarter in 2002, due to a decrease in the average yield on interest-earning assets, from 6.68% in 2002 to 6.01% in 2003, and a $3.9 million, or 5.1%, decrease in the weighted-average balance of interest-earning assets outstanding. Interest income on loans decreased by $171,000, or 20.4%, due to a $6.8 million, or 15.8%, decrease in the weighted-average balance of loans outstanding year to year, as well as a 43 basis point decrease in the average yield on loans, to 7.35% for the three months ended March 31, 2003.

Interest income on mortgage-backed securities decreased by $59,000, or 18.9%, due primarily to a $2.0 million, or 9.5%, decrease in the average balance outstanding and a decrease in the average yield on mortgage-backed securities, from 5.87% in the 2002 quarter to 5.26% in the 2003 quarter. Interest income on investment securities and interest-bearing deposits increased by $42,000, or 31.1%, due primarily to a $5.2 million increase in the average balance outstanding year to year.

Total interest expense amounted to $410,000 for the three months ended March 31, 2003, a decrease of $147,000, or 26.4%, from the 2002 quarter, due to a decrease in the average cost of funds, from 3.38% in 2002 to 2.63% in 2003 and a $3.7 million, or 5.6%, decrease in the weighted-average balance of interest-bearing liabilities outstanding year to year. Interest expense on deposits decreased by $123,000, or 28.3%, due to an 87 basis point decrease in the average cost of deposits, to 2.34% for the 2003 quarter, and a $753,000, or 1.4%, decrease in the weighted-average balance of deposits outstanding year to year. Interest expense on borrowings decreased by $24,000, or 19.7%, due to a $2.9 million, or 25.0%, decrease in the weighted-average balance of borrowed funds outstanding, partially offset by an increase in the average cost of borrowed funds, to 4.42% in the 2003 quarter from 4.17% in the 2002 quarter. The decreases in the level of yields on interest-earning assets and costs of deposits resulted primarily from the overall decrease in interest rates in the economy.

                          KENTUCKY FIRST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATION (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2003
--------------------------------------------------------------------------------
and 2002 (continued)
--------------------

Net Interest Income (continued)
-------------------------------

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $41,000, or 5.6%, to a total of $687,000 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. The interest rate spread amounted to 3.38% and 3.30% during the three month periods ended March 31, 2003 and 2002, respectively, while the net interest margin amounted to 3.76% and 3.78% during the three month periods ended March 31, 2003 and 2002, respectively.

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

Other Income
------------

Other income totaled $43,000 for the three months ended March 31, 2003, a decrease of $8,000, or 15.7%, compared to the three months ended March 31, 2002, due to an $8,000, or 22.2%, decrease in service charges on deposit accounts.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $435,000 for the three months ended March 31, 2003, an increase of $38,000, or 9.6%, compared to the three months ended March 31, 2002. The increase in general, administrative and other expense resulted primarily from a $34,000, or 16.4%, increase in employee compensation and benefits. The increase in employee compensation and benefits was due primarily to an increase in benefit plan costs and normal merit increases year to year.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $88,000 for the three months ended March 31, 2003, a decrease of $24,000, or 21.4%, compared to the three months ended March 31, 2002. The decrease resulted primarily from the decrease in net earnings before taxes of $78,000, or 20.9%. The effective tax rates were 29.8% and 30.0% for the three month periods ended March 31, 2003 and 2002, respectively.

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

                  None

ITEM 5.  Other Information
         -----------------

                  None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  Reports on Form 8-K:       None.

                  Exhibits:

                  Exhibit 99 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                          KENTUCKY FIRST BANCORP, INC.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 12, 2003                        By:/s/ Betty J. Long
                                              ----------------------------------
                                              Betty J. Long
                                              President and Chief
                                              Executive Officer




Date:  May 12, 2003                        By:/s/ Robbie Cox
                                              ----------------------------------
                                              Robbie Cox
                                              Principal Accounting Officer

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

Date:    May 12, 2003
         ------------


                              /s/Betty J. Long
                              -------------------------------------
                              Betty J. Long
                              President and Chief Executive Officer

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

Date:    May 12, 2003

                                    /s/Robbie Cox
                                    ------------------------------------------
                                    Robbie Cox
                                    Vice President and Chief Financial Officer