Form 10-K
period 2003-06-30
KENTUCKY FIRST BANCORP INC
filed 2003-09-29
CIK 943891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 1-13904

                          KENTUCKY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                         61-1281483
---------------------------------                        -------------------
  (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

308 NORTH MAIN STREET, CYNTHIANA, KENTUCKY                     41031-1210
------------------------------------------                     ----------
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

Registrant's revenues for the fiscal year ended June 30, 2003: $4.7 million.


At September 8, 2003, the registrant had 882,613 shares of its Common Stock, $0.01 per share, outstanding.


The aggregate market value of voting stock held by nonaffiliates of the registrant at September 8, 2003 was approximately $14.3 million based on the closing sale price of the registrant's Common Stock as listed on the American Stock Exchange as of September 8, 2003. For purposes of this calculation, directors and executive officers are not treated as "non-affiliates".

Transitional Small Business Disclosure Format   Yes      No    X
                                                   -----   -------

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the year ended June 30, 2003 (the "Annual Report") (Part II)

2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement") (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     The Company. Kentucky First Bancorp, Inc. (the "Company"), a Delaware corporation, was organized at the direction of the Board of Directors of First Federal Savings Bank, Cynthiana, Kentucky ("First Federal" or the "Bank") in April 1995 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed August 28, 1995, with the Company issuing 1,388,625 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, cash and interest-bearing deposits and a note receivable from the Employee Stock Ownership Plan. The Company's principal business is the business of the Bank. At June 30, 2003, the Company had total assets of $74.5 million, deposits of $53.0 million, net loans receivable of $33.9 million and shareholders' equity of $13.2 million.

     The Bank. First Federal was formed in 1888 under the name of Cynthiana Building & Saving Association. In 1966 the Bank converted to a federally chartered savings and loan association and adopted the name of First Federal Savings and Loan Association of Cynthiana. The Bank converted to a federally chartered savings bank under the name of First Federal Savings Bank in January 1988. The Bank operates two offices in Cynthiana, Kentucky. The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing these funds by originating and purchasing loans secured by one-to-four family residential properties located in its market area, construction loans, commercial and multi-family mortgage loans, agricultural loans, commercial business loans and consumer loans.

     The Bank's business strategy has been to operate a well-capitalized, profitable community savings association dedicated to financing home ownership in its market area and providing quality service to its customers. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits for each depositor. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 district banks comprising the FHLB System. The Bank is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision ("OTS") and the FDIC. Such regulation is intended primarily for the protection of depositors.

     On July 8, 2003, the Company entered into an Agreement and Plan of Merger with Kentucky Bancshares, Inc. (who was called Bourbon Bancshares, Inc. at the time of the signing of the Agreement) and its wholly owned subsidiary, Bourbon Acquisition Corp., pursuant to the terms of which, including the requirement for receipt of regulatory approval and the approval of the stockholders of the Company, the Company will merge into Bourbon Acquisition Corp. and each stockholder of the Company (except for stockholders who have perfected their appraisal rights), will be entitled to receive cash consideration of $23.25 for each share of their Company common stock from Kentucky Bancshares, Inc. It is expected that the merger will be consummated in the fourth quarter of 2003.

     Both the Company's and First Federal's executive offices are located at 308 North Main Street, Cynthiana, Kentucky 41031-1210, and their telephone number is
(859) 234-1440.

MARKET AREA

     The Bank considers its primary market area to consist of the eight counties of Harrison, Pendleton, Scott, Grant, Robertson, Nicholas, Bourbon and Fayette Counties, Kentucky. Management believes that most of the Bank's depositors and borrowers are residents of these counties. The City of Cynthiana, located in Harrison County, is 26 miles north of Lexington, Kentucky, 100 miles east of Louisville, Kentucky and 80 miles south of Cincinnati, Ohio. Based upon the 2000 population census estimate, Cynthiana had a population of 6,300 and approximately 18,000 persons lived in Harrison County.

     The economy in the Bank's market area is based on a mixture of manufacturing and agriculture. Other employment is provided by a variety of professionals, service employers, manufacturing industries, wholesale/retail trade employers including 3M, Bullard Manufacturing, Concept Packaging Group, Cynthiana Publishing Company, Harrison Memorial Hospital, Judy Construction Co., Lucas Equine Equipment, Farmer's Tobacco Co., SNAPCO, and TI Group Automotive. The Licking Valley Center of Maysville Community College is also located in Cynthiana with an enrollment of approximately 400 students.

     According to the US Bureau of Labor Statistics, the unemployment rate in Harrison County as of May 2003 was 5.6% as compared to 5.5% for the Commonwealth of Kentucky.

LENDING ACTIVITIES

     General. First Federal's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing one-to-four family residential properties in its primary market area. The Bank also makes construction loans and originates loans secured by multi-family properties and commercial properties and originates commercial, farm and consumer loans. In recent years, the Bank has purchased whole loans and participation interests in loans secured by one-to-four family properties and multi-family and commercial real estate.

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

     At June 30, 2003, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.8 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was approximately $1.3 million.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2003, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                          At June 30,
                                                         ------------------------------------------
                                                                 2003                   2002
                                                         -------------------    -------------------
                                                         Amount        %         Amount        %
                                                         ------       ---        ------       ---
                                                                   (Dollars in thousands)
Type of Loan:
-------------
Real estate loans:
  One-to-four family residential and
   construction (1) .................................   $21,185       61.60%    $24,422       61.36%
  Multi-family residential ..........................     2,671        7.77       2,712        6.82
  Agricultural ......................................     2,779        8.08       3,772        9.48
  Commercial ........................................     4,775       13.89       5,668       14.24
                                                        -------       -----     -------       -----
     Total real estate loans ........................    31,410       91.34      36,574       91.90

Commercial loans ....................................       745        2.17       1,029        2.59
Agricultural operating loans ........................       567        1.65         537        1.35

Consumer loans:
  Automobiles .......................................       402        1.17         482        1.21
  Mobile home .......................................        11         .03          15        0.04
  Savings account ...................................       845        2.46         714        1.79
  Other .............................................       405        1.18         447        1.12
                                                        -------       -----     -------       -----
     Total consumer loans ...........................     1,663        4.84       1,658        4.16
                                                        -------       -----     -------       -----
     Total loans ....................................    34,385      100.00%     39,798      100.00%

Less:
  Loans in process...................................        89                     154
  Deferred loan origination fees.....................        24                      47
  Unearned discount..................................        --                       1
  Allowance for loan losses..........................       340                     241
                                                        -------                 -------
     Loans receivable, net...........................   $33,932                 $39,355
                                                        =======                 =======

(1) At June 30, 2003, constructions loans amounted to $196,000 and represented .6% of total gross loans.


     Loan Maturity Schedule. The following table sets forth certain information at June 30, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                         Due Within  Due 1-5
                                            1 Year    Years  Due After 5
                                            After     After   Years After
                                           6/30/03   6/30/03   6/30/03     Total
                                           -------   -------   -------     -----
                                                     (Dollars in thousands)

Real estate mortgage ...................   $   412   $ 2,646   $28,352   $31,410
Consumer ...............................     1,552       111        --     1,663
Commercial and agricultural operating...     1,276        36        --     1,312
                                           -------   -------   -------   -------
     Total .............................   $ 3,240   $ 2,793   $28,352   $34,385
                                           =======   =======   =======   =======

The following table sets forth at June 30, 2003, the dollar amount of all loans due one year or more after June 30, 2003 which have (i) predetermined interest rates and (ii) floating or adjustable interest rates.

                                              Predetermined    Floating or
                                                 Rates      Adjustable Rates
                                                 -----      ----------------
                                                 (Dollars in thousands)

Real estate mortgage ........................   $22,237          $ 8,761
Consumer ....................................       111               --
Commercial and agricultural operating........        36               --
                                                -------          -------
     Total ..................................   $22,384          $ 8,761
                                                =======          =======

     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, the Bank's mortgage loans generally give it the right to declare a loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid.

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

     One-to-Four Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one-to-four family residential properties. At June 30, 2003, $20.8 million, or 60.4% of the Bank's gross loan portfolio consisted of loans other than home equity lines of credit that were secured by one-to-four family residential real properties primarily located in the Bank's market area. The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans to 85% of the lesser of the appraised value or purchase price, if applicable, of the property.

     Home Equity Lines of Credit. In 2001, the Bank began offering open-end home equity lines of credit. The loans are offered on owner occupied single family homes within the Bank's lending area. Loan terms are 10 years with interest rates subject to change monthly. The ceiling rate cap is 18%. The index rate used for these loans is the Wall Street Journal Prime Rate. Currently there are margins of 1% and 2% added to the index rate to set the interest rates. The margin depends on the loan to value ratio. Tax assessed value, drive-by inspections and appraisals may be used to determine the value of the homes. The maximum loan to value ratio is 85%. Minimum monthly payments of 1.5% of the outstanding loan balance or $25.00 (whichever is greater) are required. The borrower may draw on the loan during the ten year period. An annual maintenance fee is charged. Negative amortization is possible. At June 30, 2003, total home equity lines of credit amounted to $211,000.

     Multi-family and Commercial Real Estate Loans. The Bank has been active in the origination and purchase of loans secured by multi-family properties and commercial real estate. At June 30, 2003, multi-family and commercial real estate loans totaled $2.7 million and $4.8 million, respectively, and represented 7.8% and 13.9%, respectively, of the Bank's gross loan portfolio.

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

     The Bank's multi-family real estate loans consist of loans secured by apartment buildings which are primarily located in the Bank's market area. Generally, these apartment buildings are small with an average of eight to 12 units. The Bank's largest multi-family real estate lending to one borrower amounted to $660,000 at June 30, 2003. The loan is secured by one 18-unit apartment building and one nine-unit apartment building in Lexington, Kentucky.

     The Bank's commercial real estate portfolio consists of loans secured by office buildings, nursing homes, warehouse properties and churches. The Bank's largest commercial real estate loan is secured by a retail shopping plaza located in Paris, Kentucky. This loan had a balance of $202,000 at June 30, 2003.

     Multi-family and commercial real estate lending entails significant additional risks as compared to one-to four family residential lending. Such loans typically involve large loans to single borrowers or related borrowers. At June 30, 2003, the average size of the Bank's multi-family and commercial real estate loans was $92,000 as compared to the average size of one-to-four family residential real estate loans of $45,000. Such loans also involve a greater repayment risk as repayment is typically dependent on the successful operation of the project such that the income generated by the project is sufficient to cover operating expenses and debt service, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. In addition, commercial real estate is more likely to be subject to some form of environmental contamination. The Bank is pricing multi-family and commercial loans it originates above the single-family loan rate to compensate the Bank for these additional risks.

     Construction Loans. The Bank engages in construction lending involving loans to qualified borrowers for construction of one-to-four family residential properties located in the Bank's market area. Such loans convert to permanent financing upon completion of construction. At June 30, 2003, the Bank's loan portfolio included $120,000 in loans originated by the Bank and secured by properties under construction and a $76,000 participation interest in construction loans purchased from another financial institution. All construction loans originated by the Bank are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans have a fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months. Interest is billed monthly during the construction phase. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. The Bank has also purchased a participation interest in construction loans from a financial institution in Lexington, Kentucky. These construction loans have all been to a single contractor and are secured by a first lien on single family residential properties located in the Bank's market area. At June 30, 2003, the Bank's participation interest in these construction loans was $76,000. Terms of the participation provide that the Bank receives sufficient proceeds from the sale of individual properties in the project to satisfy the mortgage on that particular property. The financial institution continues to service the loans for the Bank including performing inspections and authorizing all draws under the construction loan.

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

     The Bank has also made a limited number of construction loans to finance the construction of multi-family and commercial real estate. As of June 30, 2003, no such loans were outstanding.

     Consumer Loans. The consumer loans originated by the Bank include automobile loans, savings account loans and unsecured loans. The Bank's loan portfolio includes loans secured by mobile homes although the Bank no longer originates such loans. The Bank's automobile loans are generally underwritten in amounts up to 80% of the lesser of the purchase price of new automobiles or the loan value for used automobiles as published by the National Automobile Dealers Association. The terms of such loans generally do not exceed 60 months. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy. The Bank makes savings account loans for terms of up to the lesser of six months or the maturity date of the certificate securing the loan for up to 100% of the face amount of the certificate or the balance in the savings account. The interest rate charged on these loans is normally two percentage points above the rate paid on the certificate account and the account must be pledged as collateral to secure the loan. At June 30, 2003, the Bank's consumer loans totaled $1.7 million, or 4.8% of the Bank's gross loan portfolio.

     Consumer loans tend to be originated at higher interest rates than mortgage loans and for shorter terms. However, consumer loans generally involve more risk than one-to-four family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral. The Bank's risks associated with consumer loans have been further limited by the modest amount of consumer loans made by the Bank.

     Agricultural Loans. The Bank originates agricultural loans both for the purchase and refinance of agriculture-related real estate and for operating purposes. At June 30, 2003, the Bank had $2.8 million in agricultural real estate loans, or 8.1% of its gross loan portfolio, and $567,000 in agricultural operating loans, or 1.7% of the Bank's gross loan portfolio.

     Agricultural real estate loans are primarily secured by first liens on farmland and buildings thereon, if any, located in the Bank's market area. Loans are generally underwritten in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property on loans secured by farm land and up to 80% of the lesser of the appraised value or purchase price on loans secured by farms with residences. Such loans may be underwritten on either a fixed rate basis with a term of up to 25 years with no residence or 30 years with a residence or an adjustable rate basis with a term of up to 30 years. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property. At June 30, 2003, the average size of an agricultural real estate loan originated by the Bank was $50,000.

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

     Commercial Loans. The Bank originates a limited amount of non-real estate commercial loans to small and medium sized businesses located in its market area. At June 30, 2003, the Bank's commercial loans amounted to $745,000, or 2.2% of the Bank's gross loan portfolio.

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

     All one-to-four family mortgage loans in excess of $125,000 are subject to the approval of a majority of the Bank's Board of Directors. Loans on this type of property in an amount of $125,000 or less may be approved by an authorized Bank loan officer. Approval authority limits for each loan officer are determined by the Bank's Board of Directors for each type of loan.

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

     Originations and Purchases of Loans. The Bank's loans are primarily originated by salaried loan officers of the Bank. In addition, the Bank has purchased one-to-four family mortgage loans from various financial institutions in the Bank's market area and has purchased a number of residential and commercial whole mortgage loans and participation interests in mortgage loans. The Bank purchases loans to supplement its lending activities during periods of low loan demand. The Bank has purchased one-to-four family loans, multi-family real estate loans and commercial loans from various financial institutions. These loans are primarily secured by real estate located in central Kentucky.

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

     At June 30, 2003 the Bank had $122,000 and $183,000 in assets classified as special mention and substandard, respectively, and had no assets classified as doubtful or loss.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                Year Ended June 30,
                                                -------------------
                                                 2003      2002
                                                 ----      ----
                                               (Dollars in thousands)

Balance at beginning of period ..............   $ 241    $ 480
Charge-offs:
  Real estate loans:
    One-to-four family residential ..........      --       --
    Multi-family residential ................      --     (267)
    Agricultural ............................      --       --
    Commercial and other ....................      --       --
    Construction ............................      --       --
  Commercial loans ..........................      --       --
  Agricultural operating loans ..............      --       --
  Consumer loans:
    Automobile ..............................      (1)      (8)
    Savings account .........................      --      (10)
    Other consumer ..........................      (5)      (3)
                                                -----    -----
      Total: ................................      (6)    (288)
                                                -----    -----
Recoveries:
  Real estate loans:
    One-to-four family residential ..........      --       --
    Multi-family residential ................     150       --
    Agricultural ............................      --       --
    Commercial and other ....................      --       --
    Construction ............................      --       --
  Commercial loans ..........................      --       --
  Agricultural operating loans ..............      --       --
  Consumer loans:
    Automobile ..............................       5       --
    Savings account .........................      --       10
    Other consumer ..........................      --       --
                                                -----    -----
      Total: ................................     155       10
                                                -----    -----
Net recoveries (charge-offs) ................     149     (278)
Provision for (recoveries of) losses
  on loans ..................................     (50)      39
                                                -----    -----
Balance at end of period ....................   $ 340    $ 241
                                                =====    =====

Ratio of net charge-offs to average loans
  outstanding during the period..............     .40%     .63%
                                                  ===      ===

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

                                                                       At June 30,
                                                    ---------------------------------------------
                                                            2003                2002
                                                    ----------------------  ---------------------
                                                              Percent of             Percent of
                                                             Loans in Each          Loans in Each
                                                              Category to            Category to
                                                     Amount   Total Loans   Amount   Total Loans
                                                     ------   -----------   ------   -----------
                                                             (Dollars in thousands)

Real estate - mortgage:
  One-to-four family residential and construction..   $123       61.60%      $ 57       61.36%
  Multi-family residential ........................     46        7.77         20        6.82
  Agricultural ....................................     48        8.08         45        9.48
  Commercial ......................................     83       13.89         70       14.24
Commercial loans ..................................     13        2.17         20        2.59
Agricultural operating loans ......................      9        1.65         10        1.35
Consumer loans:
  Automobiles .....................................      8        1.17          9        1.21
  Mobile homes ....................................      2         .03         --        0.04
  Savings account .................................     --        2.46         --        1.79
  Other consumer loans ............................      8        1.18         10        1.12
                                                      ----       -----       ----      ------
    Total allowance for loan losses ...............   $340      100.00%      $241      100.00%
                                                      ====       =====       ====      ======

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

                                                             At June 30,
                                                        -----------------------
                                                         2003         2002
                                                         ----         ----
                                                         (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
    One-to-four family residential and construction ...  $ --         $ --
    Multi-family residential ..........................    --           --
    Agricultural ......................................    --           --
    Commercial ........................................    --           --
  Commercial loans ....................................    --           --
  Agricultural operating loans ........................    --
  Consumer ............................................    --           --
                                                         ----         ----
     Total ............................................    --           --
                                                         ----         ----

Accruing loans which are contractually past due
90 days or more:
  Real estate:
    One-to-four family residential and construction ...    70           49
    Multi-family residential ..........................    --           --
    Agricultural ......................................    --           --
    Commercial ........................................    51           --
  Commercial loans ....................................    --           --
  Agricultural operating loans ........................    --           --
  Consumer ............................................    25            2
                                                         ----         ----
     Total ............................................   146           51
                                                         ----         ----
Total non-performing loans ............................  $146         $ 51
                                                         ====         ====

Total non-performing loans as a percentage
  of total net loans...................................  .43%          .13%
                                                         ===           ===

Total non-performing assets as a percentage
  of total assets......................................  .20%          .06%
                                                         ===           ===

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.

     Loans generally are placed on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. During the year ended June 30, 2003, gross interest income of approximately $1,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was recognized on such loans during the year ended June 30, 2003.

     At June 30, 2003, the Bank did not have any loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

INVESTMENT ACTIVITIES

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock.

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

     At June 30, 2003, the Bank had $22,000 in CMOs and REMICs, which amounted to .03% of total assets. All of the CMOs and REMICs owned by the Bank are insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of either FNMA or FHLMC. The CMOs and REMICs owned by the Bank are primarily floating rate instruments.

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

     The Bank's mortgage-backed securities portfolio, excluding CMOs and REMICs, consists primarily of seasoned fixed-rate mortgage-backed securities. At June 30, 2003, the Bank had $15.3 million, or 20.5% of total assets, in mortgage-backed securities. All of the Bank's mortgage-backed securities are insured or guaranteed by FNMA, FHLMC or GNMA.

     The following table sets forth the carrying value of the Bank's investments at the dates indicated.

                                                                 At June 30,
                                                          ----------------------
                                                              2003      2002
                                                          ----------  ----------
                                                          (Dollars in thousands)
  Investment securities available for sale:
    FHLB obligations ......................................  $12,394   $ 8,164
    Municipal obligations .................................    3,261     2,941
                                                             -------   -------
      Total investment securities available for sale ......  $15,655   $11,105
                                                             =======   =======

  Mortgage-backed securities available for sale:
    FHLMC participation certificates ......................  $ 1,728   $ 5,569
    GNMA participation certificates .......................      916     1,531
    FNMA participation certificates .......................   12,643    15,104
                                                             -------   -------
      Total mortgage-backed securities available for sale..   15,287    22,204
                                                             -------   -------
  Interest-earning deposits and certificates ..............    6,378     3,079
                                                             -------   -------
        Total investments and mortgage-backed
          securities ......................................  $37,320   $36,388
                                                             =======   =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment and mortgage-backed securities at June 30, 2003.


                                    One Year or Less      One to Five Years    Five to Ten Years   More than Ten Years
                                   ------------------    ------------------   ------------------  --------------------
                                   Amortized  Average    Amortized  Average   Amortized  Average  Amortized  Average
                                      Cost    Yield         Cost     Yield       Cost      Yield     Cost     Yield
                                      ----    -----         ----     -----       ----      -----     ----     -----
                                                                       (Dollars in Thousands)
Investment securities:
  FHLB obligations ..............   $ 4,508     4.09%    $ 7,545      3.78%    $   --     --%    $    --        --%
  State and municipal obligations       460     4.90       1,522      4.62        690   4.65         410      4.35
  Mortgage-backed securities ....        --       --           3      8.15      4,063   3.61      10,733      5.28
  Interest earning deposits .....     6,378      .81          --        --         --     --          --        --
                                    -------               ------               ------            -------
      Total......................   $11,346               $9,070               $4,753            $11,143
                                    =======               ======               ======            =======



                                           Total Investment Portfolio
                                        -------------------------------
                                        Amortized  Carrying    Average
                                          Cost      Value       Yield
                                          ----      -----       -----
                                            (Dollars in Thousands)
Investment securities:
  FHLB obligations ..............        $12,053   $12,394      3.90%
  State and municipal obligations          3,082     3,261      4.63
  Mortgage-backed securities ....         14,799    15,287      4.82
  Interest earning deposits .....          6,378     6,378       .81
                                         -------   -------
      Total......................        $36,312   $37,320
                                         =======   =======


DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds primarily from loan principal repayments, maturing investment securities, and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

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

     Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totaled $4.6 million, or 8.8% of the Bank's total savings portfolio at June 30, 2003. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank were to be unable to obtain funds from alternative sources. However, the Bank has no brokered funds, nor do these Jumbos represent brokered funds.

     Savings deposits in the Bank as of June 30, 2003 were represented by the various types of savings programs described below.

                                                                                     June 30, 2003
  Interest     Minimum                                                   Minimum       Balance in     Percentage of
    Rate       Term             Category                                 Amount        Thousands      Total Savings
    ----       ----             --------                                 ------        ---------      -------------
   1.10%       None             Passbook Savings                     $       50        $  6,523           12.30%
     --        None             Demand Checking                             200           2,881            5.44
    .52        None             Checking with Interest Accounts             200           7,453           14.07
   1.19        None             Money Market Deposit Accounts             2,500           2,073            3.91
*  1.32        None             First Money MMDA Accounts                10,000             824            1.56

                                Certificates of Deposit
                                -----------------------

*  1.37        91 days          91 day Fixed Term, Fixed Rate             1,000             246             .46
*  1.81        6 months         6 Month Fixed Term, Fixed Rate            1,000           2,802            5.29
*  2.15        9 months         9 Month Fixed Term, Fixed Rate            1,000           6,094           11.51
*  2.43        1 year           1 Year, Fixed Term, Fixed Rate            1,000           6,595           12.46
*  2.49        15 months        15 Month Fixed Term, Fixed Rate           1,000           8,048           15.21
*  2.50        18 months        18 Month Fixed Term, Fixed Rate           1,000           1,294            2.44
*  2.78        18 months        IRA 18 Month Fixed Term, Fixed Rate         500           3,998            7.55
*  3.07        24 months        24 Month Fixed Term, Fixed Rate           1,000             427             .81
*  3.78        30 months        30 Month Fixed Term, Fixed Rate           1,000              97             .18
*  3.90        36 months        36 Month Fixed Term, Fixed Rate           1,000           1,159            2.19
*  4.62        36 months        IRA 36 Month Fixed Term, Fixed Rate         500             123             .23
*  4.91        5 years          5 Year Fixed Term, Fixed Rate             1,000           1,831            3.46
*  4.84        5 years          IRA 5 Year, Fixed Term, Fixed Rate          500             495             .93
                                                                                        -------          ------
                                                                                        $52,963          100.00%
                                                                                        =======          ======

*    Represents weighted average interest rate.

     The following table sets forth, for the periods indicated, the average balances and interest rates for interest-bearing demand deposits and time deposits.

                                                               Year Ended June 30,
                                          ----------------------------------------------------------
                                                        2003                         2002
                                          ----------------------------   ---------------------------
                                           Interest-Bearing              Interest-Bearing
                                             Demand and         Time        Demand and        Time
                                          Savings Deposits    Deposits   Savings Deposits  Deposits
                                          ----------------    --------   ----------------  --------
                                                           (Dollars in thousands)
Average balance...........................   $18,959          $34,269         $18,324        $35,192
Average rate..............................      1.12%            3.20%           1.54%          4.63%


     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2003.

                                                        Certificates
      Maturity Period                                    of Deposit
      ---------------                                    ----------
                                                    (Dollars in thousands)

      Three months or less...........................     $   478
      More than three through six months.............       1,581
      More than six through 12 months................       2,133
      Over 12 months.................................         450
                                                           ------
              Total..................................      $4,642
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

     The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation of the Bank -- Federal Home Loan Bank System."

     The  following  table sets forth certain  information  regarding the Bank's
FHLB advances and other borrowed money at the dates and for the periods indicated.


                                                 At June 30,
                                           ---------------------
                                            2003          2002
                                           -------       -------
                                           (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances .....................      $7,676       $11,794

Weighted average rate paid on
  FHLB advances .....................        4.94%         4.22%

                                               For the Year
                                              Ended June 30,
                                           ---------------------
                                            2003          2002
                                           -------       -------
                                          (Dollars in thousands)
Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances and other
    borrowed money......................  $11,794       $11,807

                                                For the Year
                                               Ended June 30,
                                           ---------------------
                                            2003          2002
                                           -------       -------
                                          (Dollars in thousands)
Approximate average borrowings outstanding
  with respect to:
  FHLB advances and other
    borrowed money......................   $9,990       $11,082

Approximate weighted average
  rate paid on: (1)
  FHLB advances and other
    borrowed money......................     4.40%         4.40%

----------
(1) Weighted average rate computed by dividing total interest paid by average balance outstanding.


     As of June 30,  2003,  the Bank had $7.7  million in advances  outstanding.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2003, the Bank was authorized to invest up to $1.5 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. The Bank has one wholly owned subsidiary:
Cynthiana Service Corporation, a Kentucky corporation, formed for the purpose of holding the Bank's investments in data processing operations. At June 30, 2003, the Bank's total investment in the subsidiary was $15,000. The operations of Cynthiana Service Corporation are not consolidated with the operations of the Bank as the subsidiary's operations were immaterial.

PERFORMANCE RATIOS

     The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                               At or for the
                                                             Year Ended June 30,
                                                             -------------------
                                                               2003      2002
                                                             ---------  --------

   Return on assets (net earnings divided by
      average total assets)................................    1.13%      1.21%
   Return on average stockholders' equity (net earnings
      divided by average stockholders' equity).............    6.69       7.43
   Dividend payout ratio (dividends declared per share
      divided by net earnings per share)...................   62.75      57.94
   Interest rate spread (combined weighted average
      interest rate earned less combined weighted
      average interest rate cost)..........................    3.24       3.14
   Ratio of average interest-earning assets to
      average interest-bearing liabilities.................  117.13     117.27
   Ratio of noninterest expense to average total assets....    2.21       2.05

COMPETITION

     The Company and the Bank experience competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits and loans in Harrison County and the other counties in the Company's and the Bank's market area comes from other savings institutions, credit unions, commercial banks, money market mutual funds, brokerage firms and insurance companies. Within Harrison County, the Bank is the only thrift institution although there are two local commercial banks and two branches of out-of-county commercial banks. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions.

EMPLOYEES

     As of June 30, 2003, the Company and the Bank on a consolidated basis had 17 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

     The following sets forth information with respect to the executive officers of the Company who do not serve on the Board of Directors.

                            Age at
                           June 30,
         Name               2003         Title
         ----               ----         -----

         Kevin R. Tolle      46          Vice President, Secretary/Treasurer
         Robbie G. Cox       56          Chief Financial Officer, Vice President


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

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Savings associations are also subject to the anti-tying provisions of Section 106(b) of the Bank Holding Company Act of 1956 ("BHCA") which prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

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

     RESTRICTIONS ON ACQUISITIONS. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS,
(i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act and Regulation
W. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contains provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the Securities and Exchange Commission (the "SEC") to promulgate rules. The Act provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June, 2003, all ownership reports must be electronically filed.

     The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and resolve disagreements with the Company's independent auditor.

     Beginning  six months  after the SEC  determines  that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

     FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law legislation that could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley Act (the "G-L-B Act") authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies have broader insurance underwriting powers than national banks and may engage in merchant banking activities. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Company, and firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

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

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 2003, the Bank had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 2003, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to-four family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, qualifying multi-family mortgage loans, qualifying residential construction loans and privately-issued mortgage-backed securities representing an interest in qualifying mortgage loans or qualifying multi-family loans are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 2003, the Bank's risk-weighted assets were approximately $33.9 million.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2003.

                                                                  Percent of
                                                        Amount    Assets(1)
                                                        ------    ---------
                                                       (Dollars in Thousands)

Tangible capital ...................................   $11,849     16.2%
Tangible capital requirement .......................     1,100      1.5
                                                       -------     ----
  Excess ...........................................   $10,749     14.7%
                                                       =======     ====

Core capital .......................................   $11,849     16.2%
Core capital requirement ...........................     2,932      4.0
                                                       -------     ----
  Excess ...........................................   $ 8,917     12.2%
                                                       =======     ====

Total capital (i.e., core and supplementary
  capital) .........................................   $12,189     36.0%
Risk-based capital requirement .....................     2,710      8.0
                                                       -------     ----
  Excess ...........................................   $ 9,479     28.0%
                                                       =======     ====

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 2003, approximately 74.7% of the Bank's portfolio assets were invested in Qualified Thrift Investments.

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

     The FDIC has adopted an assessment schedule for deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings has been reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Institutions are also assessed to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the Federal government established to finance takeovers of insolvent thrifts. Both BIF and SAIF members are assessed at the same rate for FICO payments. This rate is reset quarterly. For the third calendar quarter of 2003, the rate is set at
1.6 basis points.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2003, of $725,000. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 2003, the Bank had $7.7 million in advances and other borrowings from the FHLB of Cincinnati. See "Deposit Activity and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts up to $41.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2003, the Bank met its reserve requirements.

TAXATION

     The Company and the Bank will file a consolidated federal income return for the year ended June 30, 2003.

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

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. The Bank is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended June 30, 2003, the amount of such expense for the Bank was $54,000.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

          The following table sets forth the location and certain additional information regarding the Bank's two offices at June 30, 2003.

                                                 Book Value
                            Year     Owned or    at June 30,     Approximate
                           Opened     Leased        2003       Square Footage
                           ------     ------        ----       --------------

308 North Main Street       1975       Owned      $414,000          5,982
Cynthiana, Kentucky

106 Ladish Road
Cynthiana, Kentucky         1994       Owned      $824,000          3,322

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     From time to time, the Company and the Bank are a party to various legal proceedings incident to its business. At June 30, 2003, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2003.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS
-------

     The information contained under the section captioned "Market for the Registrant's Common Equity and Related Stockholder Matters" in the Annual Report is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The  information  contained  under  the  section  captioned   "Management's
Discussion and Analysis or Plan of Operation" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements contained in the Annual Report are incorporated herein by reference.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.
----------------------------------

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

     In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information required by this item is incorporated by reference to "Proposal III -- Election of Directors" in the Proxy Statement.

     For certain information regarding the non-director executive officers of the Company, see "Item 1. Description of Business -- Executive Officers."

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (b)  Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Proposal III -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (c)  Changes in Control

          On July 8, 2003, the Company entered into an Agreement and Plan of Merger with Kentucky Bancshares, Inc. and its wholly owned subsidiary, Bourbon Acquisition Corp., pursuant to the terms of which, including the receipt of regulatory approval and the approval of the stockholders of the Company, the Company will merge into Bourbon Acquisition Corp. and each stockholder of the Company (except for stockholders who have perfected their appraisal rights), will be entitled to receive cash consideration of $23.25 for each share of their Company common stock from Kentucky Bancshares, Inc.. It is expected that the merger will be consummated in the fourth quarter of 2003. Each of the directors and officers of the Company signed a Voting Agreement agreeing to vote their shares of common stock of the Company in favor of the merger.

     (d)  Equity Compensation Plans

     The following table sets forth certain information with respect to the Company's equity compensation plans.

                                        (a)                             (b)                             (c)
                                                                                           NUMBER OF SECURITIES REMAINING
                                                                                            AVAILABLE FOR FUTURE ISSUANCE
                           NUMBER OF SECURITIES TO BE ISSUED    WEIGHTED-AVERAGE EXERCISE     UNDER EQUITY COMPENSATION
                             UPON EXERCISE OF OUTSTANDING         PRICE OF OUTSTANDING      PLANS (EXCLUDING SECURITIES)
PLAN CATEGORY                OPTIONS, WARRANTS AND RIGHTS     OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
-------------                ----------------------------     ----------------------------    ------------------------
Equity compensation plans
  approved by security holders        129,686                            $9.8583                          --

Equity compensation plans not
  approved by security holders             --                                 --                          --
                                     --------                            -------                        ----
       Total                         $129,686                            $9.8583                          --
                                     ========                            =======                        ====


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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
--------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1)  Financial   Statements.   The  following   financial   statements  are
          incorporated by reference from Item 7:

          Independent Auditors' Report
          Consolidated Statements of Financial Condition as of June 30, 2003 and
           2002
          Consolidated  Statements  of  Earnings  for  Each of the  Years in the
           Three-Year Period Ended June 30, 2003
          Consolidated  Statements of Comprehensive Income for Each of the Years
           in the Three-Year Period Ended June 30, 2003
          Consolidated  Statements of Shareholders' Equity for Each of the Years
           in the Three-Year Period Ended June 30, 2003
          Consolidated  Statements  of Cash  Flows  for Each of the Years in the
           Three-Year Period Ended June 30, 2003
          Notes to Consolidated Financial Statements

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

                                                                                   Page in
                                                                                  Sequentially
 No.     Description                                                              Numbered Copy
 ---     -----------                                                              -------------
 3.1      Certificate of Incorporation of Kentucky First Bancorp, Inc.                  *
 3.2      Bylaws of Kentucky First Bancorp, Inc.                                        **
 4        Form of Common Stock Certificate of Kentucky First Bancorp, Inc.              *
10.1      First Federal Savings Bank Incentive Compensation Plan                        *+
10.2      Kentucky First Bancorp, Inc. Stock Option and Incentive Plan                  *+
10.3      Kentucky First Bancorp, Inc. Management Recognition Plan                      *+
10.4      Deferred Compensation Agreements, as amended                                  *+
10.5      First Federal Savings Bank Retirement Plan for Non-Employee Directors         *+
10.6      Supplemental  Executive  Retirement  Agreement  between  First Federal
          Savings Bank and Betty J. Long                                                *+
10.7      Amended  and  Restated  Employment  Agreement  between  First  Federal
          Savings Bank and Betty J. Long
10.8      Employment  Agreement  between First Federal Savings Bank and Kevin R.
          Tolle                                                                         *+
10.9      Amended and  Restated  Employment  Agreement  between  Kentucky  First
          Bancorp, Inc. and Betty J. Long
10.10     Employment Agreement between Kentucky First Bancorp, Inc. and Kevin R.
          Tolle                                                                         *
13        Annual Report
21        Subsidiaries of the Registrant
23        Consent of Grant Thornton LLP
31        Rule 13a-14(a) Certifications
32        Section 1350 Certifications


----------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed (File No. 33-91134).
(**) Incorporated  herein by reference  from the Company's  Quarterly  Report on
     Form 10-QSB for the quarter ended March 31, 1999.
(+)  Management contract or compensatory plan or arrangement.


     (b) REPORTS ON FORM 8-K. On April 25, 2003, the Company filed a report on Form 8-K issuing a press release announcing its unaudited financial results for the quarter and nine months ended March 31, 2003. The full press release dated April 25, 2003 was attached as Exhibit 99 to this Form 8-K filing.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENTUCKY FIRST BANCORP, INC.

September 29, 2003                     By: /s/ Betty J. Long
                                           ------------------------------------
                                           Betty J. Long
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Betty J. Long                                   September 29, 2003
------------------------------------
Betty J. Long
President and Chief Executive Officer
(Director and Principal Executive Officer)

/s/ William D. Morris                               September 29, 2003
------------------------------------
William D. Morris
Chairman of the Board
(Director)

/s/ Luther O. Beckett                               September 29, 2003
------------------------------------
Luther O. Beckett
Vice Chairman of the Board
(Director)

/s/ Charles S. Brunker                              September 29, 2003
------------------------------------
Charles S. Brunker
(Director)

/s/ Milton G. Rees                                  September 29, 2003
------------------------------------
Milton G. Rees
(Director)

/s/ Diane Ritchie                                   September 29, 2003
------------------------------------
Diane Ritchie
(Director)

/s/ John Swinford                                   September 29, 2003
------------------------------------
John Swinford
(Director)

/s/ Wilbur H. Wilson                                September 29, 2003
------------------------------------
Wilbur H. Wilson
(Director)


/s/ Robbie Cox                                      September 29, 2003
------------------------------------
Robbie Cox
Chief Financial Officer
Vice President
(Principal Accounting and Financial Officer)